Form 10-Q
period 2024-05-04
SIGNET JEWELERS LTD
filed 2024-06-13
CIK 832988

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended May 4, 2024 or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the transition period from to
Commission file number 1-32349

SIGNET JEWELERS LIMITED

(Exact name of Registrant as specified in its charter)

Bermuda	Not Applicable
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
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
Common Shares, $0.18 par value, 44,606,286 shares as of June 7, 2024

SIGNET JEWELERS LIMITED

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
SIGNET JEWELERS LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	13 weeks ended
(in millions, except per share amounts)	May 4, 2024	April 29, 2023	Notes
Sales	$1,510.8	$1,668.0	3
Cost of sales	(938.4)	(1,036.0)
Gross margin	572.4	632.0
Selling, general and administrative expenses	(515.4)	(530.4)
Other operating (expense) income, net	(7.2)	0.1	17
Operating income	49.8	101.7	4
Interest income, net	8.6	5.6
Other non-operating income (expense), net	0.2	(0.4)
Income before income taxes	58.6	106.9
Income taxes	(6.5)	(9.5)	9
Net income	$52.1	$97.4
Dividends on redeemable convertible preferred shares	(92.2)	(8.6)	5, 6
Net (loss) income attributable to common shareholders	$(40.1)	$88.8

Earnings (loss) per common share:
Basic	$(0.90)	$1.96	7
Diluted	$(0.90)	$1.79	7
Weighted average common shares outstanding:
Basic	44.6	45.3	7
Diluted	44.6	54.5	7
The accompanying notes are an integral part of these condensed consolidated financial statements.

SIGNET JEWELERS LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	13 weeks ended
	May 4, 2024			April 29, 2023
(in millions)	Pre-tax amount	Tax (expense) benefit	After-tax amount	Pre-tax amount	Tax (expense) benefit	After-tax amount
Net income			$52.1			$97.4
Other comprehensive loss:
Foreign currency translation adjustments	(4.1)	—	(4.1)	1.2	—	1.2
Cash flow hedges:
Unrealized loss	—	—	—	(0.2)	—	(0.2)
Reclassification adjustment for gains to earnings	(0.2)	—	(0.2)	(0.5)	0.1	(0.4)
Pension plan:
Reclassification adjustment for pension settlement loss to earnings	—	—	—	0.2	(4.1)	(3.9)
Total other comprehensive loss	$(4.3)	$—	$(4.3)	$0.7	$(4.0)	$(3.3)
Total comprehensive income			$47.8			$94.1
The accompanying notes are an integral part of these condensed consolidated financial statements.

SIGNET JEWELERS LIMITED
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in millions, except par value per share amount)	May 4, 2024	February 3, 2024	April 29, 2023	Notes
Assets
Current assets:
Cash and cash equivalents	$729.3	$1,378.7	$655.9
Inventories	1,983.6	1,936.6	2,183.5	10
Income taxes	9.3	9.4	45.4
Other current assets	202.4	211.9	198.3
Total current assets	2,924.6	3,536.6	3,083.1
Non-current assets:
Property, plant and equipment, net of accumulated depreciation and amortization of $1,469.5 (February 3, 2024 and April 29, 2023: $1,441.2 and $1,372.8, respectively)	475.1	497.7	568.2
Operating lease right-of-use assets	979.4	1,001.8	1,072.7	11
Goodwill	754.5	754.5	751.4	12
Intangible assets, net	402.2	402.8	406.8	12
Other assets	315.2	319.3	286.2
Deferred tax assets	300.2	300.5	37.0
Total assets	$6,151.2	$6,813.2	$6,205.4
Liabilities, Redeemable convertible preferred shares, and Shareholders’ equity
Current liabilities:
Current portion of long-term debt	$147.8	$147.7	$—	15
Accounts payable	599.3	735.1	701.5
Accrued expenses and other current liabilities	356.0	400.2	378.1
Deferred revenue	360.6	362.9	368.7	3
Operating lease liabilities	253.0	260.3	273.9	11
Income taxes	31.4	69.8	53.3
Total current liabilities	1,748.1	1,976.0	1,775.5
Non-current liabilities:
Long-term debt	—	—	147.5	15
Operating lease liabilities	818.5	835.7	902.0	11
Other liabilities	93.9	96.0	96.8
Deferred revenue	878.9	881.8	874.9	3
Deferred tax liabilities	202.0	201.7	172.9
Total liabilities	3,741.4	3,991.2	3,969.6
Commitments and contingencies				20
Redeemable Series A Convertible Preference Shares $0.01 par value: authorized 500 shares, 0.313 shares outstanding (February 3, 2024 and April 29, 2023: 0.625 shares outstanding, respectively)	328.0	655.5	654.3	5
Shareholders’ equity:
Common shares of $0.18 par value: authorized 500 shares, 44.7 shares outstanding (February 3, 2024 and April 29, 2023: 44.2 and 45.4 outstanding, respectively)	12.6	12.6	12.6
Additional paid-in capital	181.6	230.7	210.5
Other reserves	0.4	0.4	0.4
Treasury shares at cost: 25.3 shares (February 3, 2024 and April 29, 2023: 25.8 and 24.6 shares, respectively)	(1,622.9)	(1,646.9)	(1,556.5)
Retained earnings	3,779.7	3,835.0	3,182.0
Accumulated other comprehensive loss	(269.6)	(265.3)	(267.5)	8
Total shareholders’ equity	2,081.8	2,166.5	1,581.5
Total liabilities, redeemable convertible preferred shares and shareholders’ equity	$6,151.2	$6,813.2	$6,205.4
The accompanying notes are an integral part of these condensed consolidated financial statements.

SIGNET JEWELERS LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	13 weeks ended
(in millions)	May 4, 2024	April 29, 2023
Operating activities
Net income	$52.1	$97.4
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	36.6	43.1
Amortization of unfavorable contracts	(0.5)	(0.5)
Share-based compensation	7.6	11.3
Deferred taxation	0.5	51.5
Other non-cash movements	5.7	2.5
Changes in operating assets and liabilities:
Inventories	(48.9)	(29.8)
Other assets	12.3	(27.6)
Accounts payable	(136.7)	(170.3)
Accrued expenses and other liabilities	(40.8)	(264.9)
Change in operating lease assets and liabilities	(2.8)	(31.3)
Deferred revenue	(4.7)	(7.8)
Income tax receivable and payable	(38.6)	(55.4)
Net cash used in operating activities	(158.2)	(381.8)
Investing activities
Purchase of property, plant and equipment	(23.3)	(27.1)
Other investing activities, net	1.8	—
Net cash used in investing activities	(21.5)	(27.1)
Financing activities
Dividends paid on common shares	(10.2)	(9.0)
Dividends paid on redeemable convertible preferred shares	(10.3)	(8.2)
Repurchase of common shares	(7.4)	(39.1)
Repurchase of redeemable convertible preferred shares	(412.0)	—
Other financing activities, net	(27.6)	(44.4)
Net cash used in financing activities	(467.5)	(100.7)
Cash and cash equivalents at beginning of period	1,378.7	1,166.8
Decrease in cash and cash equivalents	(647.2)	(509.6)
Effect of exchange rate changes on cash and cash equivalents	(2.2)	(1.3)
Cash and cash equivalents at end of period	$729.3	$655.9
The accompanying notes are an integral part of these condensed consolidated financial statements.

SIGNET JEWELERS LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)

(in millions)	Common shares at par value	Additional paid-in capital	Other reserves	Treasury shares	Retained earnings	Accumulated other comprehensive loss	Total shareholders’ equity
Balance at February 3, 2024	$12.6	$230.7	$0.4	$(1,646.9)	$3,835.0	$(265.3)	$2,166.5
Net income	—	—	—	—	52.1	—	52.1
Other comprehensive loss	—	—	—	—	—	(4.3)	(4.3)
Dividends declared:
Common shares, $0.29/share	—	—	—	—	(12.9)	—	(12.9)
Preferred shares, $13.14/share	—	—	—	—	(5.0)	—	(5.0)
Redemption of preferred shares	—	—	—	—	(87.2)	—	(87.2)
Repurchase of common shares	—	—	—	(7.4)	—	—	(7.4)
Net settlement of equity-based awards	—	(56.7)	—	31.4	(2.3)	—	(27.6)
Share-based compensation expense	—	7.6	—	—	—	—	7.6
Balance at May 4, 2024	$12.6	$181.6	$0.4	$(1,622.9)	$3,779.7	$(269.6)	$2,081.8

(in millions)	Common shares at par value	Additional paid-in capital	Other reserves	Treasury shares	Retained earnings	Accumulated other comprehensive loss	Total shareholders’ equity
Balance at January 28, 2023	$12.6	$259.7	$0.4	$(1,574.7)	$3,144.8	$(264.2)	$1,578.6
Net income	—	—	—	—	97.4	—	97.4
Other comprehensive loss	—	—	—	—	—	(3.3)	(3.3)
Dividends declared:
Common shares, $0.23/share	—	—	—	—	(10.4)	—	(10.4)
Preferred shares, $13.14/share	—	—	—	—	(8.6)	—	(8.6)
Repurchase of common shares	—	—	—	(39.1)	—	—	(39.1)
Net settlement of equity-based awards	—	(60.5)	—	57.3	(41.2)	—	(44.4)
Share-based compensation expense	—	11.3	—	—	—	—	11.3
Balance at April 29, 2023	$12.6	$210.5	$0.4	$(1,556.5)	$3,182.0	$(267.5)	$1,581.5
The accompanying notes are an integral part of these condensed consolidated financial statements.

SIGNET JEWELERS LIMITED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Organization and principal accounting policies
Signet Jewelers Limited (“Signet” or the “Company”), a holding company incorporated in Bermuda, is the world’s largest retailer of diamond jewelry. The Company operates through its 100% owned subsidiaries with sales primarily in the United States (“US”), United Kingdom (“UK”) and Canada. Signet manages its business as three reportable segments: North America, International, and Other. The “Other” reportable segment consists of subsidiaries involved in the purchasing and conversion of rough diamonds to polished stones. See Note 4 for information regarding the Company’s reportable segments.
Signet’s business is seasonal, with the fourth quarter historically accounting for approximately 35-40% of annual sales as well as for a substantial portion of the annual operating profit.
Basis of preparation
The condensed consolidated financial statements of the Company are prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with US generally accepted accounting principles (“US GAAP” or “GAAP”) have been condensed or omitted from this report, as is permitted by such rules and regulations. Intercompany transactions and balances have been eliminated in consolidation. The Company has reclassified certain prior year amounts to conform to the current year presentation. In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair presentation of the results for the interim periods. The results for interim periods are not necessarily indicative of the results to be expected for the full fiscal year or for any other interim period. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in Signet’s Annual Report on Form 10-K for the fiscal year ended February 3, 2024 filed with the SEC on March 21, 2024.
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
Fiscal year
The Company’s fiscal year ends on the Saturday nearest to January 31st. Fiscal 2025 and Fiscal 2024 refer to the 52-week period ending February 1, 2025 and the 53-week period ended February 3, 2024, respectively. Within these condensed consolidated financial statements, the first quarter of the relevant fiscal years 2025 and 2024 refer to the 13 weeks ended May 4, 2024 and April 29, 2023, respectively.
Foreign currency translation
The financial position and operating results of certain foreign operations, including certain subsidiaries operating in the UK as part of the International reportable segment and Canada as part of the North America reportable segment, are consolidated using the local currency as the functional currency. Assets and liabilities are translated at the rates of exchange on the condensed consolidated balance sheet dates, and revenues and expenses are translated at the monthly average rates of exchange during the period. Resulting translation gains or losses are included in the accompanying condensed consolidated statements of shareholders’ equity as a component of accumulated other comprehensive income (loss) (“AOCI”). Gains or losses resulting from foreign currency transactions are included within other operating (expense) income, net within the condensed consolidated statements of operations.
See Note 8 for additional information regarding the Company’s foreign currency translation.
2. New accounting pronouncements
The following section provides a description of new accounting pronouncements ("Accounting Standard Update" or "ASU") issued by the Financial Accounting Standards Board ("FASB") that are applicable to the Company.
New accounting pronouncements recently adopted
There were no new accounting pronouncements adopted during Fiscal 2025 that have a material impact on the Company’s financial position or results of operations.

New accounting pronouncements issued but not yet adopted
Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”)
In November 2023, the FASB issued ASU 2023-07. This ASU requires the following disclosures on an annual and interim basis:
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
Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”)
In December 2023, the FASB issued ASU 2023-09. This ASU modifies the annual disclosure requirements for income taxes in the following ways:
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
3. Revenue recognition
The following table provides the Company’s total sales, disaggregated by banner, for the 13 weeks ended May 4, 2024 and April 29, 2023:

	13 weeks ended May 4, 2024				13 weeks ended April 29, 2023
(in millions)	North America	International	Other	Consolidated	North America	International	Other	Consolidated
Sales by banner:
Kay	$567.5	$—	$—	$567.5	$602.2	$—	$—	$602.2
Zales	256.7	—	—	256.7	295.4	—	—	295.4
Jared	249.5	—	—	249.5	274.0	—	—	274.0
Digital banners (1)	133.7	—	—	133.7	168.2			168.2
Diamonds Direct	82.6	—	—	82.6	88.2	—	—	88.2
Banter by Piercing Pagoda	83.6	—	—	83.6	85.5	—	—	85.5
Peoples	39.2	—	—	39.2	38.2	—	—	38.2
International segment banners	—	77.2	—	77.2	—	93.0	—	93.0
Other (2)	7.2	—	13.6	20.8	9.5	—	13.8	23.3
Total sales	$1,420.0	$77.2	$13.6	$1,510.8	$1,561.2	$93.0	$13.8	$1,668.0
(1) Includes sales from the Company’s digital banners, James Allen and Blue Nile.
(2) Other primarily includes sales from the Company’s diamond sourcing operation, loose diamonds and Rocksbox.

The following table provides the Company’s total sales, disaggregated by major product, for the 13 weeks ended May 4, 2024 and April 29, 2023:

	13 weeks ended May 4, 2024				13 weeks ended April 29, 2023
(in millions)	North America	International	Other	Consolidated	North America	International	Other	Consolidated
Sales by product:
Bridal	$639.3	$35.3	$—	$674.6	$727.7	$41.0	$—	$768.7
Fashion	536.8	15.2	—	552.0	571.4	15.6	—	587.0
Watches	42.7	20.8	—	63.5	44.8	30.1	—	74.9
Services (1)	178.6	5.9	—	184.5	175.8	6.3	—	182.1
Other (2)	22.6	—	13.6	36.2	41.5	—	13.8	55.3
Total sales	$1,420.0	$77.2	$13.6	$1,510.8	$1,561.2	$93.0	$13.8	$1,668.0
(1) Services primarily includes sales from service plans, repairs and subscriptions.
(2) Other primarily includes sales from the Company’s diamond sourcing operation and other miscellaneous non-jewelry sales.
The following table provides the Company’s total sales, disaggregated by channel, for the 13 weeks ended May 4, 2024 and April 29, 2023:

	13 weeks ended May 4, 2024				13 weeks ended April 29, 2023
(in millions)	North America	International	Other	Consolidated	North America	International	Other	Consolidated
Sales by channel:
Store	$1,094.3	$60.8	$—	$1,155.1	$1,191.0	$76.8	$—	$1,267.8
eCommerce	321.5	16.4	—	337.9	364.4	16.2	—	380.6
Other (1)	4.2	—	13.6	17.8	5.8	—	13.8	19.6
Total sales	$1,420.0	$77.2	$13.6	$1,510.8	$1,561.2	$93.0	$13.8	$1,668.0
(1) Other primarily includes sales from the Company’s diamond sourcing operation and loose diamonds.
Extended service plans (“ESP”)
The Company recognizes revenue related to ESP sales in proportion to when the expected costs will be incurred. The deferral periods for ESP sales are determined from patterns of claims costs, including estimates of future claims costs expected to be incurred. Management reviews the trends in historical claims to assess whether changes are required to the revenue and cost recognition rates utilized. A significant change in either the overall claims pattern or the life over which the Company is expected to fulfill its obligations under the warranty, could result in material change to revenues. All direct costs associated with the sale of the ESP are deferred and amortized in proportion to the revenue recognized and disclosed as either other current assets or other assets in the condensed consolidated balance sheets. These direct costs primarily include sales commissions and credit card fees.
Deferred ESP selling costs
Unamortized deferred ESP selling costs as of May 4, 2024, February 3, 2024 and April 29, 2023 were as follows:

(in millions)	May 4, 2024	February 3, 2024	April 29, 2023
Other current assets	$27.8	$28.2	$28.4
Other assets	82.2	83.0	84.1
Total deferred ESP selling costs	$110.0	$111.2	$112.5
Amortization of deferred ESP selling costs is included within selling, general and administrative expenses in the condensed consolidated statements of operations. Amortization of deferred ESP selling costs was $11.2 million and $10.9 million during the 13 weeks ended May 4, 2024 and April 29, 2023, respectively.

Deferred revenue
Deferred revenue as of May 4, 2024, February 3, 2024 and April 29, 2023 was as follows:

(in millions)	May 4, 2024	February 3, 2024	April 29, 2023
ESP deferred revenue	$1,153.7	$1,158.7	$1,149.4
Other deferred revenue (1)	85.8	86.0	94.2
Total deferred revenue	$1,239.5	$1,244.7	$1,243.6

Disclosed as:
Current liabilities	$360.6	$362.9	$368.7
Non-current liabilities	878.9	881.8	874.9
Total deferred revenue	$1,239.5	$1,244.7	$1,243.6
(1) Other deferred revenue primarily includes revenue collected from customers for custom orders and eCommerce orders, for which control has not yet transferred to the customer.

	13 weeks ended
(in millions)	May 4, 2024	April 29, 2023
ESP deferred revenue, beginning of period	$1,158.7	$1,159.5
Plans sold (1)	121.9	113.4
Revenue recognized (2)	(126.9)	(123.5)
ESP deferred revenue, end of period	$1,153.7	$1,149.4
(1) Includes impact of foreign exchange translation.
(2) The Company recognized sales of $85.2 million and $86.7 million during the 13 weeks ended May 4, 2024 and April 29, 2023, respectively, related to deferred revenue that existed at the beginning of the period in respect to ESP.
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
The International reportable segment operates stores in the UK, Republic of Ireland and Channel Islands, as well as online. Its stores operate in malls and off-mall locations (i.e. high street) principally under the H. Samuel and Ernest Jones banners.
The Other reportable segment primarily consists of subsidiaries involved in the purchasing and conversion of rough diamonds to polished stones.

	13 weeks ended
(in millions)	May 4, 2024	April 29, 2023
Sales:
North America segment	$1,420.0	$1,561.2
International segment	77.2	93.0
Other segment	13.6	13.8
Total sales	$1,510.8	$1,668.0

Operating income (loss):
North America segment (1)	$83.2	$124.7
International segment (2)	(13.0)	(6.9)
Other segment	(3.1)	(0.7)
Corporate and unallocated expenses	(17.3)	(15.4)
Total operating income	49.8	101.7
Interest income, net	8.6	5.6
Other non-operating income (expense), net	0.2	(0.4)
Income before income taxes	$58.6	$106.9
(1)    Operating income during the 13 weeks ended May 4, 2024 includes $0.6 million of restructuring charges and $2.0 million of asset impairment charges primarily related to planned store closures.
Operating income during the 13 weeks ended April 29, 2023 includes $7.8 million of integration-related expenses, primarily severance and retention, and exit and disposal costs incurred for the integration of Blue Nile and a $3.0 million credit to income related to the adjustment of a prior litigation accrual.
See Note 18 and Note 20 for additional information.
(2)    Operating loss during the 13 weeks ended May 4, 2024 includes $4.0 million of restructuring charges; $0.4 million of net asset impairment charges primarily related to planned store closures; and $1.3 million of net losses from the previously announced divestiture of the UK prestige watch business.
    See Note 18 for additional information.
5. Redeemable preferred shares
On October 5, 2016, the Company issued 625,000 redeemable Series A Convertible Preference Shares (“Preferred Shares”) to Green Equity Investors VI, L.P., Green Equity Investors Side VI, L.P., LGP Associates VI-A LLC and LGP Associates VI-B LLC, all affiliates of Leonard Green & Partners, L.P. (together, the “Preferred Holders”), for an aggregate purchase price of $625.0 million, or $1,000 per share (the “Stated Value”) pursuant to the investment agreement dated August 24, 2016. The Preferred Shares are classified as temporary equity within the condensed consolidated balance sheets.
On March 30, 2024, Signet’s Board of Directors (the “Board”) approved amendments to the Certificate of Designation to be effective as of April 1, 2024, including to provide for net share settlement upon conversion of the Preferred Shares. Under the terms of the net share settlement, in the event of a mandatory conversion by the Company or a conversion at the option of a Preferred Holder, in exchange for each Preferred Share, Signet will deliver cash for the stated value of the Preferred Share, and may elect to deliver any net settlement amount in excess of stated value in cash, shares or a combination of cash and shares. The current stated value of the Preferred Shares is $1,050.94 per share. The amended Certificate of Designation also includes certain restrictions on the Preferred Holders’ rights to convert the Preferred Shares, including: (a) prior to May 1, 2024, the Preferred Holders may not convert more than 50% of the Preferred Shares in the aggregate; and (b) after May 1, 2024, the Preferred Holders may not convert more than $110.0 million of stated value of the Preferred Shares (in aggregate) in any 30-day period prior to November 15, 2024. No other modifications to the terms of the Certificate of Designation were made.
On April 1, 2024, following the effectiveness of the amended Certificate of Designation, the Preferred Holders delivered notice to the Company of a conversion of 312,500 Preferred Shares (in the aggregate). In accordance with the terms of the amended Certificate of Designation, the conversion was settled in cash by the Company for $414.1 million on April 15, 2024, which included $2.1 million of accrued and unpaid dividends as of the date of conversion. The excess of the settlement amount (excluding dividends) over the stated value of the Preferred Shares was $83.6 million, which was recorded as a deemed dividend and a charge to net (loss) income attributable to common shareholders in the condensed consolidated statement of operations. The Company also incurred $1.5 million of expenses directly related to the redemption and recorded this as an additional deemed dividend charged to net income (loss) attributable to common shareholders, which was included in accrued expenses and other current liabilities in the condensed consolidated balance sheet as of May 4, 2024.
On May 6, 2024, the Preferred Holders elected to convert an additional 100,000 Preferred Shares. Upon notice of conversion, the Company elected to settle the full conversion amount totaling $129.0 million in cash, which was paid on May 20, 2024.

The following table presents certain conversion measures as of May 4, 2024, February 3, 2024 and April 29, 2023:

(in millions, except conversion rate and conversion price)	May 4, 2024	February 3, 2024	April 29, 2023
Conversion rate	12.5406	12.5406	12.3939
Conversion price	$79.7410	$79.7410	$80.6849
Potential impact of Preferred Shares if-converted to common shares (2)	0.7	8.2	8.1
Liquidation preference (1)	$332.5	$665.1	$665.1
(1) Includes the Stated Value of the Preferred Shares plus any declared but unpaid dividends
(2) The potential impact of conversion of the outstanding Preferred Shares as of May 4, 2024 reflects the modified net share settlement provisions described above, based on the volume weighted average price per share as of the last trading date of the first quarter.
In connection with the issuance of the Preferred Shares, the Company incurred direct and incremental expenses of $13.7 million, including financial advisory fees, closing costs, legal expenses and other offering-related expenses. These direct and incremental expenses originally reduced the carrying value of the Preferred Shares and are accreted through retained earnings as a deemed dividend from the date of issuance through the then first known redemption date in November 2024. Accumulated accretion recorded in the condensed consolidated balance sheets was $13.3 million as of May 4, 2024 (February 3, 2024 and April 29, 2023: $12.4 million and $11.1 million, respectively).
Accretion of $0.9 million was recorded to Preferred Shares in the condensed consolidated balance sheets during the 13 weeks ended May 4, 2024 and $0.4 million for the 13 weeks ended April 29, 2023.
6. Shareholders’ equity
Dividends on Common Shares
Dividends declared on common shares during the 13 weeks ended May 4, 2024 and April 29, 2023 were as follows:

	Fiscal 2025		Fiscal 2024
(in millions, except per share amounts)	Dividends per share	Total dividends	Dividends per share	Total dividends
First quarter (1)	$0.29	$12.9	$0.23	$10.4
(1)    Signet’s dividend policy results in the dividend payment date being a quarter in arrears from the declaration date. As of May 4, 2024 and April 29, 2023, there was $12.9 million and $10.4 million recorded in accrued expenses and other current liabilities in the condensed consolidated balance sheets reflecting the cash dividends declared for the first quarter of Fiscal 2025 and Fiscal 2024, respectively.
Dividends on Preferred Shares
Dividends declared on the Preferred Shares during the 13 weeks ended May 4, 2024 and April 29, 2023 were as follows:

	Fiscal 2025		Fiscal 2024
(in millions, except per share amounts)	Dividends per share	Total dividends(2)	Dividends per share	Total dividends
First quarter (1)	$13.14	$6.2	$13.14	$8.2
(1)    Signet’s dividend policy results in the dividend payment date being a quarter in arrears from the declaration date. As of May 4, 2024 and April 29, 2023, there was $4.1 million and $8.2 million recorded in accrued expenses and other current liabilities in the condensed consolidated balance sheets reflecting the cash dividends on the Preferred Shares declared for the first quarter of Fiscal 2025 and Fiscal 2024, respectively.
(2)    Dividends on the Preferred Shares during the first quarter of Fiscal 2025 includes $2.1 million of dividends paid in April 2024 in connection with the redemption further described in Note 5.
There were no cumulative undeclared dividends on the Preferred Shares that reduced net (loss) income attributable to common shareholders during the 13 weeks ended May 4, 2024 or April 29, 2023. See Note 5 for additional discussion of the Company’s Preferred Shares.
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
The Board authorized repurchases to be made under the 2017 Share Repurchase Program (the “2017 Program”). Through the end of Fiscal 2024, the total authorization under the 2017 Program had been increased to approximately $1.9 billion, with $661.0 million remaining as of February 3, 2024. In March 2024, the Board approved a further $200.0 million increase to the multi-year authorization under the 2017 Program. Since inception of the 2017 Program, the Company has repurchased approximately $1.2 billion of shares, with $853.6 million of shares authorized for repurchase remaining as of May 4, 2024.

The share repurchase activity during the 13 weeks ended May 4, 2024 and April 29, 2023 was as follows:

	13 weeks ended May 4, 2024			13 weeks ended April 29, 2023
(in millions, except per share amounts)	Shares repurchased	Amount repurchased (1)	Average repurchase price per share (1)	Shares repurchased	Amount repurchased (1)	Average repurchase price per share (1)
2017 Program	0.1	$7.4	$101.10	0.5	$39.1	$74.95
(1)    Includes amounts paid for commissions.
7. Earnings (loss) per common share (“EPS”)
Basic EPS is computed by dividing net (loss) income attributable to common shareholders by the weighted average number of common shares outstanding for the period. The computation of basic EPS is outlined in the table below:

	13 weeks ended
(in millions, except per share amounts)	May 4, 2024	April 29, 2023
Numerator:
Net (loss) income attributable to common shareholders	$(40.1)	$88.8
Denominator:
Weighted average common shares outstanding	44.6	45.3
EPS – basic	$(0.90)	$1.96
The dilutive effect of share awards represents the potential impact of outstanding awards issued under the Company’s share-based compensation plans, including time-based restricted shares, time-based restricted stock units, performance-based stock units, and stock options issued under the Omnibus Plan and stock options issued under the Share Saving Plans. The dilutive effect of performance share units represents the number of contingently issuable shares that would be issuable if the end of the period was the end of the contingency period and is based on the actual achievement of performance metrics through the end of the current interim periods. The dilutive effect of Preferred Shares represents the potential impact for common shares that would be issued upon conversion. Potential common share dilution related to share awards and Preferred Shares is determined using the treasury stock and if-converted methods, respectively. Prior to modification under the if-converted method, the Preferred Shares were assumed to be converted at the beginning of the period, and the resulting common shares are included in the denominator of the diluted EPS calculation for the entire period being presented, only in the periods in which such effect is dilutive. Additionally, in periods in which Preferred Shares are dilutive, cumulative dividends and accretion for issuance costs associated with the Preferred Shares are added back to net income (loss) attributable to common shareholders. Following the modification and conversion of the Preferred Shares described in Note 5, a modified if-converted method is used to determine potential common share dilution related to the remaining outstanding Preferred Shares. Under this method, dividends and accretion of issuance costs are no longer added back to net income (loss) attributable to common shareholders. See Note 5 for additional discussion of the Company’s Preferred Shares.
The computation of diluted EPS is outlined in the table below:

	13 weeks ended
(in millions, except per share amounts)	May 4, 2024	April 29, 2023
Numerator:
Net (loss) income attributable to common shareholders	$(40.1)	$88.8
Add: Dividends on Preferred Shares	—	8.6
Numerator for diluted EPS	$(40.1)	$97.4
Denominator:
Basic weighted average common shares outstanding	44.6	45.3
Plus: Dilutive effect of share awards	—	1.1
Plus: Dilutive effect of Preferred Shares	—	8.1
Diluted weighted average common shares outstanding	44.6	54.5
EPS – diluted	$(0.90)	$1.79

The calculation of diluted EPS excludes the following items for each respective period on the basis that their effect would be antidilutive:

	13 weeks ended
(in millions)	May 4, 2024	April 29, 2023
Share awards	0.5	—
Potential impact of Preferred Shares	2.9	—
Total antidilutive shares	3.4	—
8. Accumulated other comprehensive income (loss)
The following tables present the changes in AOCI by component and the reclassifications out of AOCI, net of tax:

(in millions)	Foreign currency translation	Losses on available-for-sale securities, net	Gains (losses) on cash flow hedges	Accumulated other comprehensive income (loss)
Balance at February 3, 2024	$(265.2)	$(0.2)	$0.1	$(265.3)
Other comprehensive income (loss) (“OCI”) before reclassifications	(4.1)	—	—	(4.1)
Amounts reclassified from AOCI to earnings	—	—	(0.2)	(0.2)
Net current period OCI	(4.1)	—	(0.2)	(4.3)
Balance at May 4, 2024	$(269.3)	$(0.2)	$(0.1)	$(269.6)
The amounts reclassified from AOCI to earnings were as follows:

	Amounts reclassified from AOCI
	13 weeks ended
(in millions)	May 4, 2024	April 29, 2023	Statement of operations caption
Gains on cash flow hedges:
Foreign currency contracts	$(0.2)	$(0.5)	Cost of sales (see Note 13)
Total before income tax	(0.2)	(0.5)
Income taxes	—	0.1
Net of tax	(0.2)	(0.4)

Defined benefit pension plan items:
Pension settlement loss	—	0.2	Other non-operating income (expense), net
Total before income tax	—	0.2
Income taxes	—	(4.1)
Net of tax	—	(3.9)

Total reclassifications, net of tax	$(0.2)	$(4.3)
9. Income taxes

	13 weeks ended
	May 4, 2024	April 29, 2023
Estimated annual effective tax rate before discrete items	17.4%	18.6%
Discrete items recognized	(6.3)%	(9.7)%
Effective tax rate recognized in statements of operations	11.1%	8.9%
During the 13 weeks ended May 4, 2024, the Company’s effective tax rate was lower than the US federal income tax rate, primarily as a result of the favorable impact of foreign rate differences and benefits from global reinsurance arrangements, as well as the discrete tax benefits recognized in the 13 weeks ended May 4, 2024. The discrete tax benefits to date during Fiscal 2025 primarily relate to the excess tax benefit for share-based compensation which vested during the quarter of $4.7 million.

The Company’s effective tax rate for the same period during the prior year was lower than the US federal income tax rate, primarily as a result of the favorable impact of foreign rate differences and benefits from global reinsurance arrangements, as well as the discrete tax benefits related to the reclassification of the remaining pension settlement loss out of AOCI of $4.1 million and the excess tax benefit for share-based compensation which vested during the quarter of $7.6 million.
As of May 4, 2024, there has been no material change in the amounts of unrecognized tax benefits, or the related accrued interest and penalties (where appropriate), in respect of uncertain tax positions identified and recorded as of February 3, 2024.
10. Inventories
The following table summarizes the details of the Company’s inventories as of May 4, 2024, February 3, 2024 and April 29, 2023:

(in millions)	May 4, 2024	February 3, 2024	April 29, 2023
Raw materials	$59.7	$49.4	$69.0
Merchandise inventories	1,923.9	1,887.2	2,114.5
Total inventories	$1,983.6	$1,936.6	$2,183.5
11. Leases
Total lease costs for the 13 weeks ended May 4, 2024 and April 29, 2023 consist of the following:

	13 weeks ended
(in millions)	May 4, 2024	April 29, 2023
Operating lease cost	$90.1	$99.1
Short-term lease cost	19.2	11.9
Variable lease cost	25.6	26.0
Sublease income	(0.2)	(0.2)
Total lease costs	$134.7	$136.8
12. Goodwill and intangibles
Goodwill and other indefinite-lived intangible assets, such as indefinite-lived trade names, are evaluated for impairment annually. Additionally, if events or conditions indicate the carrying value of a reporting unit or an indefinite-lived intangible asset may be greater than its fair value, the Company would evaluate the asset for impairment at that time. Impairment testing compares the carrying amount of the reporting unit or other indefinite-lived intangible asset with its fair value. When the carrying amount of the reporting unit or other indefinite-lived intangible asset exceeds its fair value, an impairment charge is recorded.
Fiscal 2024
During the 13 weeks ended April 29, 2023, the Company completed its quarterly triggering event assessment and determined that no triggering events had occurred in the first quarter of Fiscal 2024 requiring an interim impairment assessment for all reporting units with goodwill and indefinite-lived intangible assets.
Fiscal 2025
During the 13 weeks ended May 4, 2024, the Company completed its quarterly triggering event assessment and determined that no triggering events had occurred in the first quarter of Fiscal 2025 requiring an interim impairment assessment for all reporting units with goodwill and indefinite-lived intangible assets.
The uncertainty related to the current macroeconomic environment, such as high interest rates and the heightened inflationary pressure on consumers’ discretionary spending, could negatively affect the share price of the Company’s common stock, as well as key assumptions used to estimate fair value, such as sales trends, margin trends, long-term growth rates and discount rates. Thus, an adverse change in any of these factors could result in a risk of impairment in the Company’s goodwill or indefinite-lived trade names in future periods.

Goodwill
The following table summarizes the Company’s goodwill by reportable segment:

(in millions)	North America
Balance at February 3, 2024 (1)	$754.5
Balance at May 4, 2024 (1)	$754.5
(1)    The carrying amount of goodwill is presented net of accumulated impairment losses of $576.0 million as of May 4, 2024 and February 3, 2024.
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
The following table provides additional detail regarding the composition of intangible assets and liabilities:

	May 4, 2024			February 3, 2024			April 29, 2023
(in millions)	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Intangible assets, net:
Definite-lived intangible assets	$11.2	$(7.9)	$3.3	$11.2	$(7.5)	$3.7	$15.8	$(8.1)	$7.7
Indefinite-lived intangible assets	398.9	—	398.9	399.1	—	399.1	399.1	—	399.1
Total intangible assets, net	$410.1	$(7.9)	$402.2	$410.3	$(7.5)	$402.8	$414.9	$(8.1)	$406.8

Intangible liabilities, net	$(38.0)	$34.9	$(3.1)	$(38.0)	$34.4	$(3.6)	$(38.0)	$33.1	$(4.9)
13. Derivatives
Derivative transactions are used by Signet for risk management purposes to address risks inherent in the Company’s business operations and sources of financing. The only risk that the Company is currently utilizing financial derivatives to mitigate is foreign currency risk. Signet does not enter into derivative transactions for speculative purposes.
The following types of derivative financial instruments are utilized by the Company to mitigate certain risk exposures related to changes in foreign exchange rates:
Forward foreign currency exchange contracts (designated) — These contracts, which are principally in US dollars, are entered into to limit the impact of movements in foreign exchange rates on forecasted foreign currency purchases. The total notional amount of these foreign currency contracts outstanding as of May 4, 2024 was $9.5 million (February 3, 2024 and April 29, 2023: $5.1 million and $16.6 million, respectively). These contracts have been designated as cash flow hedges and will be settled over the next 12 months (February 3, 2024 and April 29, 2023: 6 months and 9 months, respectively). The fair value of outstanding contracts as well as related activity were not material for the periods presented.
There were no discontinued cash flow hedges during the 13 weeks ended May 4, 2024 and April 29, 2023 as all forecasted transactions are expected to occur as originally planned. As of May 4, 2024, based on current valuations, the Company expects immaterial net pre-tax derivative gains or losses to be reclassified out of AOCI into earnings within the next 12 months.
Forward foreign currency exchange contracts (undesignated) — Foreign currency contracts not designated as cash flow hedges are used to limit the impact of movements in foreign exchange rates on recognized foreign currency payables and to hedge currency flows through Signet’s bank accounts to mitigate Signet’s exposure to foreign currency exchange risk in its cash and borrowings. The total notional amount of these foreign currency contracts outstanding as of May 4, 2024 was $69.4 million (February 3, 2024 and April 29, 2023: $57.2 million and $33.5 million, respectively).
The Company recognizes activity related to these derivative instruments within other operating (expense) income, net in the condensed consolidated statements of operations. Losses were $1.5 million and $0.2 million during the 13 weeks ended May 4, 2024 and April 29, 2023, respectively.
The bank counterparties to the derivative instruments expose the Company to credit-related losses in the event of their non-performance. However, to mitigate that risk, the Company only contracts with counterparties that meet certain minimum requirements under its counterparty risk assessment process. As of May 4, 2024, the Company believes that this credit risk did not materially change the fair value of the foreign currency contracts.

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

	May 4, 2024			February 3, 2024			April 29, 2023
(in millions)	Carrying Value	Level 1	Level 2	Carrying Value	Level 1	Level 2	Carrying Value	Level 1	Level 2
Assets:
US Treasury securities	$5.2	$5.2	$—	$5.3	$5.3	$—	$5.8	$5.8	$—
Foreign currency contracts	0.1	—	0.1	0.1	—	0.1	0.1	—	0.1
US government agency securities	0.5	—	0.5	0.5	—	0.5	0.5	—	0.5
Corporate bonds and notes	0.5	—	0.5	2.0	—	2.0	3.4	—	3.4
Total assets	$6.3	$5.2	$1.1	$7.9	$5.3	$2.6	$9.8	$5.8	$4.0

Liabilities:
Foreign currency contracts	$(0.3)	$—	$(0.3)	$(0.3)	$—	$(0.3)	$(0.7)	$—	$(0.7)
Total liabilities	$(0.3)	$—	$(0.3)	$(0.3)	$—	$(0.3)	$(0.7)	$—	$(0.7)
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
The carrying amounts of cash and cash equivalents, other current assets, accounts payable, accrued expenses and other current liabilities, and income taxes approximate fair value because of the short-term maturity of these amounts.
The fair value of debt instruments were determined using quoted market prices in inactive markets based upon current observable market interest rates and therefore were classified as Level 2 measurements in the fair value hierarchy. The following table provides a summary of the carrying amount and fair value of outstanding debt:

	May 4, 2024		February 3, 2024		April 29, 2023
(in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value
4.70% Senior unsecured notes due in June 2024 (Level 2)	$147.8	$147.4	$147.7	$146.3	$147.5	$144.3

15. Long-term debt

(in millions)	May 4, 2024	February 3, 2024	April 29, 2023
Debt:
4.70% Senior unsecured notes due in June 2024, net of unamortized discount	$147.8	$147.8	$147.7
Gross debt	147.8	147.8	147.7
Less: Current portion of long-term debt	(147.8)	(147.7)	—
Less: Unamortized debt issuance costs	—	(0.1)	(0.2)
Total long-term debt	$—	$—	$147.5
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
The Company had no outstanding borrowings on the ABL Revolving Facility for the periods presented and its available borrowing capacity was $1.1 billion as of May 4, 2024.
16. Warranty reserve
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

	13 weeks ended
(in millions)	May 4, 2024	April 29, 2023
Warranty reserve, beginning of period	$43.7	$40.8
Warranty expense	2.3	3.5
Utilized (1)	(2.8)	(3.0)
Warranty reserve, end of period	$43.2	$41.3
(1)     Includes impact of foreign exchange translation.

(in millions)	May 4, 2024	February 3, 2024	April 29, 2023
Disclosed as:
Accrued expenses and other current liabilities	$11.6	$11.8	$11.4
Other liabilities - non-current	31.6	31.9	29.9
Total warranty reserve	$43.2	$43.7	$41.3

17. Other operating (expense) income, net
The following table provides the components of other operating (expense) income, net for the 13 weeks ended May 4, 2024 and April 29, 2023:

	13 weeks ended
(in millions)	May 4, 2024	April 29, 2023
Litigation charges (1)	$—	$3.0
Asset impairments, net	(2.4)	(1.8)
Restructuring charges (2)	(4.6)	—
Other	(0.2)	(1.1)
Other operating (expense) income, net	$(7.2)	$0.1
(1)     Fiscal 2024 includes a credit to income related to the adjustment of a prior litigation accrual recognized in Fiscal 2023. See Note 20 for additional information.
(2)     See Note 18 for additional information.
18. Restructuring
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
During the 13 weeks ended May 4, 2024, the Company recorded charges related to the Plan of $6.5 million, consisting of the following: $2.2 million for employee-related costs; $2.4 million for store closure costs; and $1.9 million related to asset impairments. Cumulative costs to date related to the Plan are $17.8 million, consisting of the following: $7.6 million for employee-related costs; $4.0 million for store closure costs; and $6.2 million related to asset impairments. Total estimated costs related to the Plan are expected to range from $20 million to $30 million, including $10 million to $15 million of estimated non-cash charges for asset disposals and impairments. These costs are recorded within other operating (expense) income, net in the condensed consolidated statements of operations.
19. Supplier finance program
The Company entered into a supplier finance program during Fiscal 2024. Under this program, a financial intermediary acts as the Company’s paying agent with respect to accounts payable due to certain suppliers. The Company agrees to pay the financial intermediary the stated amount of the confirmed invoices from the designated suppliers on the original maturity dates of the invoices. The supplier finance program enables Company suppliers to be paid by the financial intermediary earlier than the due date on the applicable invoice. The Company negotiates payment terms directly with its suppliers for the purchase of goods and services. No guarantees or collateral are provided by the Company under the supplier finance program. As of May 4, 2024, the Company had $17.9 million of confirmed invoices outstanding under the supplier finance program (February 3, 2024 and April 29, 2023: $7.8 million and $0.0 million, respectively). All activity related to the supplier finance program is included in accounts payable in the condensed consolidated balance sheets and within operating activities in the condensed consolidated statements of cash flows.
20. Commitments and contingencies
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
Previously settled matters
Employment practices
As previously disclosed, on June 8, 2022, the Company, through its subsidiary Sterling Jewelers Inc., reached a settlement agreement on a collective class arbitration proceeding associated with certain store-level employment practices. As a result of the settlement, the Company recorded a pre-tax charge of $188 million within other operating (expense), net in the statement of operations during Fiscal 2023. This settlement charge included the payments to the class of approximately $175 million, as well as estimated employer payroll taxes, class administration fees and class counsel attorneys’ fees and costs. Based on the final assessment of employer payroll taxes due, the total settlement charge was reduced to approximately $185 million, which was fully funded by the Company in the first quarter of Fiscal 2024.
Other matters
As previously disclosed, in February 2023, the Company received an unfavorable ruling under a private arbitration involving a dispute with a vendor alleging breach of contract. As a result of this ruling, during the fourth quarter of Fiscal 2023, the Company recorded a pre-tax charge of $15.9 million within other operating (expense) income, net in the consolidated statement of operations. This was paid in the first quarter of Fiscal 2024.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The discussion and analysis in this Item 2 is intended to provide the reader with information that will assist in understanding the significant factors affecting the Company’s condensed consolidated operating results, financial condition, liquidity and capital resources. This discussion should be read in conjunction with our condensed consolidated financial statements and the notes to the condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q, as well as the financial and other information included in Signet’s Fiscal 2024 Annual Report on Form 10-K filed with the SEC on March 21, 2024.
This management's discussion and analysis provides comparisons of material changes in the condensed consolidated financial statements for the 13 weeks ended May 4, 2024 and April 29, 2023.
FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains statements which are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based upon management's beliefs and expectations as well as on assumptions made by and data currently available to management, appear in a number of places throughout this document and include statements regarding, among other things, results of operations, financial condition, liquidity, prospects, growth, strategies and the industry in which we operate. The use of the words "expects," "intends," "anticipates," "estimates," "predicts," "believes," "should," "potential," "may," "preliminary," "forecast," "objective," "plan," or "target," and other similar expressions are intended to identify forward-looking statements. These forward-looking statements are not guarantees of future performance and are subject to a number of risks and uncertainties which could cause the actual results to not be realized, including, but not limited to: difficulty or delay in executing or integrating an acquisition, including Diamonds Direct and Blue Nile; executing other major business or strategic initiatives, such as expansion of the services business or realizing the benefits of our restructuring plans; the impact of the Israel-Hamas conflict on our operations; the negative impacts that public health crisis, disease outbreak, epidemic or pandemic has had, and could have in the future, on our business, financial condition, profitability and cash flows, including without limitation risks relating to shifts in consumer spending away from the jewelry category, trends toward more experiential purchases such as travel, disruptions in the dating cycle caused by the COVID-19 pandemic and the pace at which such impacts on engagements are expected to recover, and the impacts of the expiration of government stimulus on overall consumer spending (including the recent expiration of student loan relief); general economic or market conditions, including impacts of inflation or other pricing environment factors on our commodity costs (including diamonds) or other operating costs; a prolonged slowdown in the growth of the jewelry market or a recession in the overall economy; financial market risks; a decline in consumer discretionary spending or deterioration in consumer financial position; disruptions in our supply chain; our ability to attract and retain labor; our ability to optimize our transformation strategies; changes to regulations relating to customer credit; disruption in the availability of credit for customers and customer inability to meet credit payment obligations, which has occurred and may continue to deteriorate; our ability to achieve the benefits related to the outsourcing of the credit portfolio, including due to technology disruptions and/or disruptions arising from changes to or termination of the relevant outsourcing agreements, as well as a potential increase in credit costs due to the current interest rate environment; deterioration in the performance of individual businesses or of our market value relative to its book value, resulting in impairments of long-lived assets or intangible assets or other adverse financial consequences; the volatility of our stock price; the impact of financial covenants, credit ratings or interest volatility on our ability to borrow; our ability to maintain adequate levels of liquidity for our cash needs, including debt obligations, payment of dividends, planned share repurchases (including future Preferred Share conversions, execution of accelerated share repurchases and the payment of related excise taxes) and capital expenditures as well as the ability of our customers, suppliers and lenders to access sources of liquidity to provide for their own cash needs; potential regulatory changes; future legislative and regulatory requirements in the US and globally relating to climate change, including any new climate related disclosure or compliance requirements, such as those recently issued in the state of California or adopted by the SEC; exchange rate fluctuations; the cost, availability of and demand for diamonds, gold and other precious metals, including any impact on the global market supply of diamonds due to the ongoing Israel-Hamas conflict, the potential sale or divestiture of the De Beers Diamond Company and its diamond mining operations by parent company Anglo-American plc, and the ongoing Russia-Ukraine conflict or related sanctions; stakeholder reactions to disclosure regarding the source and use of certain minerals; scrutiny or detention of goods produced in certain territories resulting from trade restrictions; seasonality of our business; the merchandising, pricing and inventory policies followed by us and our ability to manage inventory levels; our relationships with suppliers including the ability to continue to utilize extended payment terms and the ability to obtain merchandise that customers wish to purchase; the failure to adequately address the impact of existing tariffs and/or the imposition of additional duties, tariffs, taxes and other charges or other barriers to trade or impacts from trade relations; the level of competition and promotional activity in the jewelry sector; our ability to optimize our multi-year strategy to gain market share, expand and improve existing services, innovate and achieve sustainable, long-term growth; the maintenance and continued innovation of our OmniChannel retailing and ability to increase digital sales, as well as management of digital marketing costs; changes in consumer attitudes regarding jewelry and failure to anticipate and keep pace with changing fashion trends; changes in the costs, retail prices, supply and consumer acceptance of, and demand for gem quality lab-created diamonds and adequate identification of the use of substitute products in our jewelry; ability to execute successful marketing programs and manage social media; the ability to optimize our real estate footprint, including operating in attractive trade areas and accounting for changes in consumer traffic in mall locations; the performance of and ability to recruit, train, motivate and retain qualified team members - particularly in regions experiencing low unemployment rates; management of social, ethical and environmental risks; ability to deliver on our environmental, social and governance goals; the reputation of Signet and its banners; inadequacy in and disruptions to internal controls and systems, including related to the migration to new information technology systems which impact financial reporting; security breaches and other disruptions to our or our third-party providers’ information technology infrastructure and databases; an adverse development in legal or regulatory proceedings or tax matters, including any new claims or litigation brought by employees, suppliers, consumers or shareholders, regulatory initiatives or investigations, and ongoing compliance with regulations and any consent orders or other legal or regulatory decisions; failure to comply with labor regulations; collective bargaining activity; changes in corporate taxation rates, laws, rules or practices in the US and other jurisdictions in which our subsidiaries are incorporated, including developments related to the tax treatment of companies engaged in Internet commerce or deductions associated with payments to foreign related parties that are subject to a low effective tax rate; risks related to international laws and Signet being a Bermuda corporation; risks relating to the outcome of pending litigation; our ability to protect our intellectual property or assets including cash which could be affected by failure of a financial institution or conditions affecting the banking system and financial markets as a whole; changes in assumptions used in making accounting estimates relating to items such as extended service plans; or the impact of weather-related incidents, natural disasters, organized crime or theft, increased security costs, strikes, protests, riots or terrorism, acts of war (including the ongoing Russia-Ukraine and Israel-Hamas conflicts), or another public health crisis or disease outbreak, epidemic or pandemic on our business.
For a discussion of these and other risks and uncertainties which could cause actual results to differ materially from those expressed in any forward looking statement, see the “Risk Factors” and “Forward-Looking Statements” sections of Signet’s Fiscal 2024 Annual Report on Form 10-K filed with the SEC on March 21, 2024, and quarterly reports on Form 10-Q and the “Safe Harbor Statements” in current reports on Form 8-K filed with the SEC. Signet undertakes no obligation to update or revise any forward-looking statements to reflect subsequent events or circumstances, except as required by law.
OVERVIEW
Signet Jewelers Limited (“Signet” or the “Company”) is the world’s largest retailer of diamond jewelry. Signet is incorporated in Bermuda. The Company operated 2,676 retail locations as of May 4, 2024, which when combined with the Company’s digital capabilities under its Connected Commerce strategy, provides customers the opportunity to use both online and in-store experiences as part of their shopping journey. Signet manages its business by geography, a description of which follows:
•The North America reportable segment operates nine banners, with the majority operating through both online and brick and mortar retail operations. The segment had 2,314 locations in the US and 91 locations in Canada as of May 4, 2024.
◦In the US, the segment operates under the following banners: Kay (Kay Jewelers and Kay Outlet); Zales (Zales Jewelers and Zales Outlet); Jared (Jared The Galleria Of Jewelry and Jared Vault); Banter by Piercing Pagoda; Diamonds Direct; Rocksbox; and digital banners, James Allen and Blue Nile.
◦In Canada, the segment operates under the Peoples banner (Peoples Jewellers).
•The International reportable segment had 271 locations in the UK, Republic of Ireland and Channel Islands as of May 4, 2024, and maintains an online retail presence for its principal banners, H. Samuel and Ernest Jones.
Certain Company activities are managed in the “Other” segment for financial reporting purposes, primarily the Company’s diamond sourcing operation and its diamond polishing factory in Botswana. See Note 4 of Item 1 for additional information regarding the Company’s reportable segments, and see Item 1 of Signet’s Fiscal 2024 Annual Report on Form 10-K for further background and description of the Company’s business.
Inspiring Brilliance strategy
The Company continues to execute the initiatives under its Inspiring Brilliance strategy, which is focused on the achievement of sustainable industry-leading growth toward its previously announced mid-term goals of growing revenue to $9 to $10 billion, with an annual double digit adjusted operating margin (see Non-GAAP Measures section for further information). The Inspiring Brilliance strategy focuses on sustainable enhancements to the differentiation of Signet’s banners, including the expansion of its accessible luxury portfolio, its connected commerce and digital capabilities and its initiatives to accelerate services and optimize its real estate footprint. As described in the Purpose and Strategy section within Item 1 of Signet’s Fiscal 2024 Annual Report on Form 10-K filed with the SEC on March 21, 2024, through its Inspiring Brilliance strategy, the Company is focused on leveraging the core strengths that it has developed since the beginning of the transformation six years ago. Signet aims to be the innovation and market share leader of the jewelry category with opportunity for additional market share expansion and profitable growth as the Company leverages its flexible operating model, strong cash flows and core strengths while investing to widen its competitive advantages.
Overall performance - First quarter Fiscal 2025
Signet’s sales decreased by 9.4% during the first quarter of Fiscal 2025 compared to the same period in Fiscal 2024. Sales were down compared to the same period in the prior year due to the impact of the challenging macroeconomic environment on consumer spending, the impact of heightened discount activity from the competition, as well as the overall decline in engagements compared to prior year, as anticipated. The first quarter was also unfavorably impacted by the continued integration challenges at the digital banners which began in the second half of Fiscal 2024. Despite these challenges, the Company saw positive factors driven by new fashion assortment, sequential improvements in engagement trends, and continued strong performance in services. During the first quarter of Fiscal 2025, the Company’s average merchandise transaction values (“ATV”) decreased by 1.6% in the North America reportable segment and decreased by 15.3% in the International reportable segment. The ATVs remained relatively stable in North

America as a result of Signet’s strategic product assortment and the improvements noted above in engagement trends, particularly at core price points, which nearly offset continued softness in the highest price points, including at the digital banners due to challenges noted above. Sales and ATV in the International reportable segment were negatively impacted by the previously disclosed divestiture of the prestige watch business in the fourth quarter of Fiscal 2024 which carried product at the highest price points.
Refer to the “Results of Operations” section below for further information on performance during the first quarter of Fiscal 2025.
Fiscal 2025 Outlook
Jewelry industry revenues softened over the past two years in light of the challenging macroeconomic environment from interest rates and inflation, headwinds in engagements and shifts in consumer discretionary spending. However, despite these challenges, beginning in Fiscal 2025, the Company expects same store sales between -4.5% and +0.5% with sequential improvement throughout the year, led by the expected engagement recovery which is seeing traction as expected, including late in first quarter and into May. Management’s data continues to point to multi-year engagement recovery, and Signet believes the US remains on track for engagements to increase 5% to 10% for Fiscal 2025. We believe that the Company can leverage its data and strengths to execute targeted marketing at the right time to win the recovery, as well as leverage its competitive advantages such as scale, consumer insights, growing product newness, enhancing in-store and online customer experiences and the continued expansion of our service offerings. As previously disclosed, the Company also expects the integration issues at our digital banners to persist in the short term, with a negative impact of 1.5% to 2.0% on sales in Fiscal 2025. While overall inflation has moderated, the Company anticipates that discretionary spending in categories such as jewelry will continue to be adversely impacted by high prices on necessities such as gas and groceries and could further impact sales in Fiscal 2025 across all categories. The Company is also monitoring the impact of higher discounting on sales and gross margins for the remainder of the year, as the heightened competitive environment and consumer pressures on pricing are expected to continue.
Despite the current headwinds, the Company expects to continue strategic investments that differentiate Signet from its competitors, in particular investments in its banner value propositions, its services business, the newness of its product offerings, personalization of marketing, and its digital and data analytics capabilities. Furthermore, the Company will maintain its diligent and effective efforts to drive cost savings and leverage its flexible operating model, scale and fleet optimization. As part of its efforts to focus on its strategic business in the UK, the Company completed the divestiture of the Company’s UK prestige watch business during the fourth quarter of Fiscal 2024 and closed 16 stores, primarily at the Ernest Jones banner, in the UK in the first quarter of Fiscal 2025. These actions, as well as further streamlining overhead in the UK support center, are aimed at improving profitability in this segment, with margins in line with the rest of the business within the next three years.
The Company continues to monitor the impacts of certain macroeconomic factors on its business, such as inflation and the Russia-Ukraine and Israel-Hamas conflicts. Signet operates quality control and technology centers in Israel, and to date, these operations have not been materially impacted by the geopolitical conflict in the Middle East. While the Company currently does not expect disruptions to its operations in Israel to have a material impact on the Company’s results of operations, the Company will continue to closely monitor this conflict and any impacts on its business, as well as its team members in Israel. Uncertainties exist that could impact the Company’s results of operations or cash flows in the future, such as competitive pricing pressure, including on lab-created diamonds, continued inflationary impacts to the Company (including, but not limited to, materials, labor, fulfillment and advertising costs) or adverse shifts in consumer discretionary spending, deterioration of consumer credit, supply chain disruptions to the Company’s business, the Company’s ability to recruit and retain qualified team members, or organized retail crime and its impact to mall traffic. See “Forward-Looking Statements” above as well as the “Risk Factors” included in Item 1A of Signet’s Fiscal 2024 Annual Report on Form 10-K.

RESULTS OF OPERATIONS
Comparison of First Quarter Fiscal 2025 to First Quarter Fiscal 2024

	First Quarter
	Fiscal 2025		Fiscal 2024
(in millions)	$	% of sales	$	% of sales
Sales	$1,510.8	100.0%	$1,668.0	100.0%
Cost of sales	(938.4)	(62.1)	(1,036.0)	(62.1)
Gross margin	572.4	37.9	632.0	37.9
Selling, general and administrative expenses	(515.4)	(34.1)	(530.4)	(31.8)
Other operating (expense) income, net	(7.2)	(0.5)	0.1	—
Operating income	49.8	3.3	101.7	6.1
Interest income, net	8.6	0.6	5.6	0.3
Other non-operating income (expense), net	0.2	—	(0.4)	—
Income before income taxes	58.6	3.9	106.9	6.4
Income taxes	(6.5)	(0.4)	(9.5)	(0.6)
Net income	$52.1	3.4%	$97.4	5.8%
Dividends on Preferred Shares	(92.2)	nm	(8.6)	nm
Net (loss) income attributable to common shareholders	$(40.1)	(2.7)%	$88.8	5.3%
nm    Not meaningful.
First quarter sales
Signet's total sales decreased 9.4% year over year to $1.51 billion in the 13 weeks ended May 4, 2024, while total sales at constant exchange rates decreased 9.6%. Same store sales decreased 8.9%, compared to a decrease of 13.9% in the prior year quarter. Continued challenges in the macroeconomic environment on consumers’ discretionary spending resulted in a decreased number of transactions, primarily from the anticipated decline in the bridal category, driven by lower engagements from the COVID-19 disruption to dating. ATV’s were also down in the first quarter primarily due to competitive pricing pressure, particularly at higher price points.
eCommerce sales in the first quarter of Fiscal 2025 were $337.9 million, down $42.7 million or 11.2%, compared to $380.6 million in the prior year first quarter, primarily driven by the decline in the bridal category, including the unfavorable impact from continued operational issues in the digital banners. eCommerce sales accounted for 22.4% of first quarter sales, down from 22.8% of total sales in the prior year first quarter. Brick and mortar same store sales decreased 7.6% from the prior year first quarter.
The breakdown of the first quarter sales performance by reportable segment is set out in the table below:

	Change from previous year
First Quarter of Fiscal 2025	Same store sales (1)	Non-same store sales, net	Total sales at constant exchange rate (2)	Exchange translation impact	Total sales as reported	Total sales (in millions)
North America reportable segment	(9.2)%	0.2%	(9.0)%	—%	(9.0)%	$1,420.0
International reportable segment	(3.2)%	(16.3)%	(19.5)%	2.5%	(17.0)%	$77.2
Other reportable segment (3)	nm	nm	nm	nm	nm	$13.6
Signet	(8.9)%	(0.7)%	(9.6)%	0.2%	(9.4)%	$1,510.8
(1)     The 53rd week in Fiscal 2024 has resulted in a shift as the current fiscal year began a week later than the previous fiscal year. As such, same store sales for Fiscal 2025 have been calculated by aligning the sales weeks of the current quarter to the equivalent sales weeks in the prior fiscal year quarter. Total reported sales continue to be calculated based on the reported fiscal periods.
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

	Average Merchandise Transaction Value(1)(2)				Merchandise Transactions
	Average Value		Change from previous year		Change from previous year
First Quarter	Fiscal 2025	Fiscal 2024	Fiscal 2025	Fiscal 2024	Fiscal 2025	Fiscal 2024
North America reportable segment	$552	$561	(1.6)%	5.1%	(7.9)%	(15.0)%
International reportable segment (3)	£160	£189	(15.3)%	10.5%	(5.9)%	(18.0)%
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
North America sales
The North America reportable segment’s total sales were $1.42 billion compared to $1.56 billion in the prior year quarter, or a decrease of 9.0%. This decrease was primarily due to continued challenges in the macroeconomic environment on consumers’ discretionary spending, and the anticipated decline in the bridal category, driven by lower engagements and operational challenges at the digital banners. ATV’s in North America were also down slightly in the first quarter primarily due to competitive pricing pressure, particularly at higher price points, partially offset by the Company’s strategic product assortment and merchandise at core price points. Same store sales decreased 9.2% compared to a decrease of 14.2% in the prior year quarter primarily due to the decline in the number of transactions by 7.9% year over year.
International sales
The International reportable segment’s total sales decreased 17.0% to $77.2 million compared to $93.0 million in the prior year, primarily due to the divestiture of the prestige watch business in the fourth quarter of Fiscal 2024, as well as the impact of store closures. Total sales at constant exchange rates decreased 19.5%. The number of transactions decreased 5.9% and ATV decreased 15.3% year over year. These decreases were partially offset by a strengthening of the British Pound experienced during the quarter, offsetting 2.5% of these declines.
Gross margin
In the first quarter of Fiscal 2025, gross margin was $572.4 million or 37.9% of sales compared to $632.0 million or 37.9% of sales in the prior year comparable period. Gross margin as a percentage of sales remained overall flat compared to prior first quarter. The deleveraging of fixed costs on lower sales volume was offset by higher merchandise margin, including at the digital banners, led by growth in services, product newness and expansion of lab created diamonds.
Selling, general and administrative expenses (“SG&A”)
In the first quarter of Fiscal 2025, SG&A was $515.4 million or 34.1% of sales compared to $530.4 million or 31.8% of sales in the prior year quarter. The increase in SG&A as a percentage of sales compared to the prior year quarter was primarily driven by higher advertising expense related to Mother’s Day timing and deleverage on fixed costs, partially offset by cost savings initiatives.
Other operating (expense) income, net
In the first quarter of Fiscal 2025, other operating expense was $7.2 million compared to other operating income of $0.1 million in the prior year quarter. The first quarter of Fiscal 2025 primarily included restructuring and impairment charges of $7.0 million. See Note 17 and Note 18 for additional information.
Operating income
For the first quarter of Fiscal 2025, operating income was $49.8 million or 3.3% of sales, compared to $101.7 million or 6.1% of sales in the prior year quarter. The decrease in operating income was primarily driven by the impact of lower sales volume and higher advertising expense noted above, partially offset by improved merchandise margins and cost savings initiatives.

Signet’s operating income (loss) by reportable segment for the first quarter is as follows:

	Fiscal 2025		Fiscal 2024
(in millions)	$	% of segment sales	$	% of segment sales
North America reportable segment (1)	$83.2	5.9%	$124.7	8.0%
International reportable segment (2)	(13.0)	(16.8)%	(6.9)	(7.4)%
Other reportable segment	(3.1)	nm	(0.7)	nm
Corporate and unallocated expenses	(17.3)	nm	(15.4)	nm
Operating income	$49.8	3.3%	$101.7	6.1%
(1)    Operating income during the 13 weeks ended May 4, 2024 includes $0.6 million of restructuring charges and $2.0 million of asset impairment charges primarily related to planned store closures.
Operating income during the 13 weeks ended April 29, 2023 includes $7.8 million of integration-related expenses, primarily severance and retention, and exit and disposal costs incurred for the integration of Blue Nile and a $3.0 million credit to income related to the adjustment of a prior litigation accrual.
See Note 18 and Note 20 for additional information.
(2)    Operating loss during the 13 weeks ended May 4, 2024 includes $4.0 million of restructuring charges; $0.4 million of net asset impairment charges primarily related to planned store closures; and $1.3 million of net losses from the previously announced divestiture of the UK prestige watch business.
    See Note 18 for additional information.
nm    Not meaningful.
Interest income, net
For the 13 weeks ended May 4, 2024, net interest income was $8.6 million compared to net interest income of $5.6 million in the 13 weeks ended April 29, 2023. The increase in interest income recognized in the 13 weeks ended May 4, 2024 is the result of interest earned on higher excess cash balances compared to the prior year quarter.
Income taxes
In the first quarter of Fiscal 2025, income tax expense was $6.5 million, with an effective tax rate (“ETR”) of 11.1%, compared to income tax expense of $9.5 million, with an ETR of 8.9%, in the prior year comparable period. The ETR for the first quarter of Fiscal 2025 was lower than the US federal income tax rate, primarily due to the favorable impact of foreign rate differences and benefits from global reinsurance arrangements as well as the discrete tax benefits recognized in the 13 weeks ended May 4, 2024. The discrete tax benefits to date during Fiscal 2025 primarily relate to the excess tax benefit for share-based compensation which vested during the quarter of $4.7 million.
The ETR for the first quarter of Fiscal 2024 was lower than the US federal income tax rate primarily as a result of the favorable impact of foreign rate differences and benefits from global reinsurance arrangements, as well as the discrete tax benefits related to the reclassification of the remaining pension settlement loss out of AOCI of $4.1 million and the excess tax benefit for share-based compensation which vested during the quarter of $7.6 million.
Refer to Note 9 for additional information.
NON-GAAP MEASURES
The discussion and analysis of Signet’s results of operations, financial condition and liquidity contained in this Quarterly Report on Form 10-Q are based upon the condensed consolidated financial statements of Signet which are prepared in accordance with GAAP and should be read in conjunction with Signet’s condensed consolidated financial statements and the related notes included in Item 1. Signet provides certain non-GAAP information in reporting its financial results to give investors additional data to evaluate its operations. The Company believes that non-GAAP financial measures, when reviewed in conjunction with GAAP financial measures, can provide more information to assist investors in evaluating historical trends and current period performance and liquidity. For these reasons, internal management reporting also includes these non-GAAP measures.
These non-GAAP financial measures should be considered in addition to, and not superior to or as a substitute for, the GAAP financial measures presented in the Company’s condensed consolidated financial statements and other publicly filed reports. In addition, our non-GAAP financial measures may not be the same as or comparable to similar non-GAAP measures presented by other companies.
The Company previously referred to certain non-GAAP measures as non-GAAP operating income, non-GAAP operating margin and non-GAAP diluted EPS. Beginning in Fiscal 2025, these non-GAAP measures are now referred to as adjusted operating income, adjusted operating margin and adjusted diluted EPS, respectively. There have been no changes to how these non-GAAP measures are defined or reconciled to the most directly comparable GAAP measures.

1. Net cash
Net cash is a non-GAAP measure defined as the total of cash and cash equivalents less debt. Management considers this metric to be helpful in understanding the total indebtedness of the Company after consideration of cash balances on-hand.

(in millions)	May 4, 2024	February 3, 2024	April 29, 2023
Cash and cash equivalents	$729.3	$1,378.7	$655.9
Less: Current portion of long-term debt	(147.8)	(147.7)	—
Less: Long-term debt	—	—	(147.5)
Net cash	$581.5	$1,231.0	$508.4
2. Free cash flow
Free cash flow is a non-GAAP measure defined as the net cash used in operating activities less purchases of property, plant and equipment. Management considers this metric to be helpful in understanding how the business is generating cash from its operating and investing activities that can be used to meet the financing needs of the business. Free cash flow is an indicator frequently used by management in evaluating its overall liquidity needs and determining appropriate capital allocation strategies. Free cash flow does not represent the residual cash flow available for discretionary purposes.

	13 weeks ended
(in millions)	May 4, 2024	April 29, 2023
Net cash used in operating activities	$(158.2)	$(381.8)
Purchase of property, plant and equipment	(23.3)	(27.1)
Free cash flow	$(181.5)	$(408.9)
3.     Earnings before interest, income taxes, depreciation and amortization (“EBITDA”) and adjusted EBITDA
EBITDA is a non-GAAP measure defined as earnings before interest, income taxes, depreciation and amortization. EBITDA is an important indicator of operating performance as it excludes the effects of financing and investing activities by eliminating the effects of interest, income taxes, depreciation and amortization costs. Adjusted EBITDA is a non-GAAP measure, defined as earnings before interest, income taxes, depreciation and amortization, share-based compensation expense, non-operating expense, net and certain non-GAAP accounting adjustments. Reviewed in conjunction with net income and operating income, management believes that EBITDA and adjusted EBITDA help in enhancing investors’ ability to evaluate and analyze trends regarding Signet’s business and performance based on its current operations. EBITDA and adjusted EBITDA are also inputs into the Company’s leverage ratios, which are non-GAAP measures disclosed periodically in investor materials and other Company filings with the SEC, including annually in the Company’s Form 10-K.

	13 weeks ended
(in millions)	May 4, 2024	April 29, 2023
Net income	$52.1	$97.4
Income taxes	6.5	9.5
Interest income, net	(8.6)	(5.6)
Depreciation and amortization	36.6	43.1
Amortization of unfavorable contracts	(0.5)	(0.5)
EBITDA	$86.1	$143.9
Other non-operating (income) expense, net	(0.2)	0.4
Share-based compensation	7.6	11.3
Other accounting adjustments
Restructuring charges (1)	4.6	—
Asset impairments (1)	1.9	—
Loss on divestitures, net (2)	1.3	—
Integration-related expenses (3)	0.2	7.8
Litigation charges (4)	—	(3.0)
Adjusted EBITDA	$101.5	$160.4
(1)    Restructuring and asset impairment charges were incurred primarily as a result of the Company’s rationalization of store footprint and reorganization of certain centralized functions. Refer to Note 18 for additional information.
(2)    Includes net losses from the previously announced divestiture of the UK prestige watch business.
(3)    Fiscal 2025 includes severance and retention expenses related to the integration of Blue Nile; Fiscal 2024 includes expenses related to the integration of Blue Nile, primarily severance and retention, and exit and disposal costs.
(4)    Includes a credit to income related to the adjustment of a prior litigation accrual recognized in Fiscal 2023. Refer to Note 20 for additional information.
4.     Adjusted operating income and adjusted operating margin
Adjusted operating income is a non-GAAP measure defined as operating income excluding the impact of certain items which management believes are not necessarily reflective of normal operational performance during a period. Management finds the information useful when analyzing operating results to appropriately evaluate the performance of the business without the impact of these certain items. Management believes the consideration of measures that exclude such items can assist in the comparison of operational performance in different periods which may or may not include such items. Management also utilizes adjusted operating margin, defined as adjusted operating income as a percentage of total sales, to further evaluate the effectiveness and efficiency of the Company’s flexible operating model.

	13 weeks ended
(in millions)	May 4, 2024	April 29, 2023
Operating income	$49.8	$101.7
Restructuring charges (1)	4.6	—
Asset impairments (1)	1.9	—
Loss on divestitures, net (2)	1.3	—
Integration-related expenses (3)	0.2	7.8
Litigation charges (4)	—	(3.0)
Adjusted operating income	$57.8	$106.5

Operating margin	3.3%	6.1%
Adjusted operating margin	3.8%	6.4%
(1)    Restructuring and asset impairment charges were incurred primarily as a result of the Company’s rationalization of store footprint and reorganization of certain centralized functions. Refer to Note 18 for additional information.
(2)    Includes net losses from the previously announced divestiture of the UK prestige watch business.
(3)    Fiscal 2025 includes severance and retention expenses related to the integration of Blue Nile; Fiscal 2024 includes expenses related to the integration of Blue Nile, primarily severance and retention, and exit and disposal costs.
(4)    Includes a credit to income related to the adjustment of a prior litigation accrual recognized in Fiscal 2023. Refer to Note 20 for additional information.

5.     Adjusted diluted EPS
Adjusted diluted EPS is a non-GAAP measure defined as diluted EPS excluding the impact of certain items which management believes are not necessarily reflective of normal operational performance during a period. Management finds the information useful when analyzing financial results in order to appropriately evaluate the performance of the business without the impact of these certain items. In particular, management believes the consideration of measures that exclude such items can assist in the comparison of performance in different periods which may or may not include such items. The Company estimates the tax effect of all non-GAAP adjustments by applying a statutory tax rate to each item. The income tax items represent the discrete amount that affected the diluted EPS during the period.

	13 weeks ended
	May 4, 2024	April 29, 2023
Diluted EPS	$(0.90)	$1.79
Restructuring charges (1)	0.10	—
Asset impairments (1)	0.04	—
Loss on divestitures, net (2)	0.03	—
Integration-related expenses (3)	—	0.14
Litigation charges (4)	—	(0.06)
Tax impact of items above	(0.04)	(0.09)
Deemed dividend on redemption of Preferred Shares (5)	1.91	—
Dilution effect (6)	(0.03)	—
Adjusted diluted EPS	$1.11	$1.78
(1)    Restructuring and asset impairment charges were incurred primarily as a result of the Company’s rationalization of store footprint and reorganization of certain centralized functions. Refer to Note 18 for additional information.
(2)    Includes net losses from the previously announced divestiture of the UK prestige watch business.
(3)    Fiscal 2025 includes severance and retention expenses related to the integration of Blue Nile; Fiscal 2024 includes expenses related to the integration of Blue Nile, primarily severance and retention, and exit and disposal costs.
(4)    Includes a credit to income related to the adjustment of a prior litigation accrual recognized in Fiscal 2023. Refer to Note 20 for additional information.
(5)    As described in Note 5, the Company recorded a deemed dividend to net income attributable to common shareholders of $85.1 million, which represents the excess of the conversion value of the Preferred Shares over their carrying value, and includes $1.5 million of related expenses.
(6)    First quarter of Fiscal 2025 adjusted diluted EPS was calculated using 48.0 million diluted weighted average common shares outstanding. The additional dilutive shares were excluded from the calculation of GAAP diluted EPS as their effect was antidilutive. Refer to Note 7 for additional information.
LIQUIDITY AND CAPITAL RESOURCES
Overview
The Company’s primary sources of liquidity are cash on hand, cash provided by operations and availability under its senior secured asset-based revolving credit facility (the “ABL Revolving Facility”). As of May 4, 2024, the Company had $729.3 million of cash and cash equivalents, $147.8 million of outstanding debt related to the Senior Notes due in June 2024, and no outstanding borrowings on the ABL Revolving Facility. The available borrowing capacity on the ABL Revolving Facility was $1.1 billion as of May 4, 2024.
The Company has a disciplined approach to capital allocation, utilizing the following capital priorities: 1) invest in its business to drive growth through both organic investments and acquisitions; 2) optimize its capital structure and maintain an adjusted leverage ratio (a non-GAAP measure as defined in Item 7 of the Signet’s Fiscal 2024 Annual Report on Form 10-K) of at or below 2.5x; and 3) return cash to shareholders through share repurchases and dividends.
Investing in growth
Since the Company’s transformation strategies began in Fiscal 2019, the Company has delivered substantially against its strategic priorities to establish the Company as the OmniChannel jewelry category leader and position its business for sustainable long-term growth. The investments and new capabilities built during the past few years laid the foundation for the Company’s accelerated growth, including prioritizing investments in digital technology and data analytics, and enhancing and optimizing a connected commerce shopping journey for customers. In addition, these investments have been fueled by cost reductions and structural improvements that have generated annual cost savings of more than $800 million since the Company’s transformation began, with additional savings of up to $180 million in new cost savings initiatives for Fiscal 2025. The Company’s cash discipline has led to more efficient working capital, through both the extension of payment days with the Company’s vendor base, as well as through improvement in productivity, overall health and newness of the Company’s inventory. During Fiscal 2024, the Company invested $125.5 million for capital expenditures. Capital expenditures of up to $180 million are planned for Fiscal 2025, reflecting investments in 20 to 30 new stores, up to 300 renovations, and additional digital and technology advancements.

The Company has also made various strategic acquisitions in line with its Inspiring Brilliance growth strategy over the past three years, investing nearly $900 million for the acquisitions of Diamonds Direct in Fiscal 2022, Blue Nile in Fiscal 2023 and SJR in Fiscal 2024. The acquisitions of Diamonds Direct and Blue Nile have accelerated the Company’s growth in accessible luxury and bridal by allowing Signet to reach into new markets and new customers, through Diamonds Direct’s continued store expansion and through Blue Nile’s broadening of Signet's digital leadership across the jewelry category. In addition, the acquisition of certain assets of SJR in the second quarter of Fiscal 2024, as well as the transition of the former Blue Nile Seattle fulfillment center to a new enterprise-wide repair facility, is expected to expand the Company’s services capacity and capabilities.
In addition to the acquisitions, the Company divested the operations and certain assets related to the prestige watch business in the UK during the fourth quarter of Fiscal 2024 for approximately $54 million. The Company believes the divestiture of this non-strategic business will enable the UK to accelerate key elements of its transformation.
Optimized capital structure
The Company has made significant progress over the past few years in line with its strategic priority to ensure a strong cash and overall liquidity position, including fully outsourcing credit, significantly reducing its outstanding debt, and eliminating the UK Pension Scheme. In addition, in Fiscal 2022, the Company renegotiated its $1.5 billion ABL Facility, as further described in Note 15, to extend the maturity until 2026 and allow overall greater financial flexibility to grow the business and provide an additional option to address the calendar year 2024 debt and Preferred Shares maturities, if necessary (see further below).
On April 1, 2024, in accordance with the terms of the amended Certificate of Designation for the Preferred Shares and upon notice from the Preferred Holders, the Company redeemed half of the Preferred Shares in cash for $414.1 million, including accrued and unpaid dividends. This early redemption of the Preferred Shares highlighted the ability and effectiveness of the Company’s flexible operating model to generate significant free cash flow, which has driven the Company’s strong liquidity over the past few years. In addition, subsequent to quarter-end, the Preferred Holders provided notice to the Company of their intent to convert an additional 100,000 Preferred Shares, which were settled in cash by the Company in May 2024 for $129.0 million. Refer to Note 5 for additional information.
The Company uses leverage ratios to assess the effectiveness of its capital allocation strategy. As a result of the progress and strength of Signet’s financial position, at the end of Fiscal 2024 the Company reduced the stated goal for the adjusted leverage ratio (a non-GAAP measure as defined in Item 7 of the Signet’s Fiscal 2024 Annual Report on Form 10-K) by 0.25 turns to be at or below 2.5x. The Company maintained a 2.3x adjusted leverage ratio through the end of Fiscal 2024, well within the new goal. The Company continues to be confident in its ability to generate free cash flow while maintaining this leverage ratio target.
Returning cash to shareholders
The Company remains committed to its goal to return cash to shareholders, which includes being a dividend growth company. For the third year in a row, Signet has increased its quarterly common dividend from $0.23 per share in Fiscal 2024 to $0.29 per share beginning in Fiscal 2025. The Company also remains focused on share repurchases under its 2017 Program. In March 2024, the Board approved a further $200 million increase to the multi-year authorization under the 2017 Program. The Company repurchased $7.4 million of common shares during the 13 weeks ended May 4, 2024 with $853.6 million of shares authorized for repurchase remaining as of May 4, 2024. See Note 6 for additional information related to the common share repurchases.
The Company believes that cash on hand, cash flows from operations and available borrowings under the ABL Revolving Facility will be sufficient to meet its ongoing business requirements for at least the 12 months following the date of this report, including funding working capital needs, projected investments in the business (including capital expenditures), debt service and maturities, including the remaining outstanding Preferred Shares, and returns to shareholders through dividends and common share repurchases.
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

Summary cash flow
The following table provides a summary of Signet’s cash flow activity for Fiscal 2025 and Fiscal 2024:

	13 weeks ended
(in millions)	May 4, 2024	April 29, 2023
Net cash used in operating activities	$(158.2)	$(381.8)
Net cash used in investing activities	(21.5)	(27.1)
Net cash used in financing activities	(467.5)	(100.7)
Decrease in cash and cash equivalents	$(647.2)	$(509.6)

Cash and cash equivalents at beginning of period	$1,378.7	$1,166.8
Decrease in cash and cash equivalents	(647.2)	(509.6)
Effect of exchange rate changes on cash and cash equivalents	(2.2)	(1.3)
Cash and cash equivalents at end of period	$729.3	$655.9
Operating activities
Net cash used in operating activities was $158.2 million during the 13 weeks ended May 4, 2024 compared to $381.8 million in the prior year comparable period. The change in operating cash flows compared to prior year was primarily driven by the payment of litigation settlements in the prior year noted below. The significant movements in operating cash flows are further described below:
•Net income was $52.1 million compared to net income of $97.4 million in the prior year period, a decrease of $45.3 million. This decrease was primarily related to lower sales and gross profit compared to prior year. This decrease was driven by the continued macroeconomic challenges on consumers’ discretionary spending resulting in a decreased number of transactions, particularly in the bridal category, driven by lower engagements.
•The change in current income taxes was a use of $38.6 million in the current period compared to a use of $55.4 million in the prior year. The current year use was primarily the result of net income tax payments of $45.3 million. Refer to Note 9 for more information.
•Cash used by inventory was $48.9 million compared to cash used of $29.8 million in the prior year period. Inventory balances during the current year remain relatively flat compared to prior year-end balances.
•Cash used by accounts payable was $136.7 million compared to a use of $170.3 million in the prior year period. The accounts payable decrease in the current year quarter is relatively consistent with the decrease in prior year quarter, as the Company pays down invoices due from Holiday Season merchandise purchases and has less order volume during the first quarter.
•Cash used by accrued expenses and other liabilities was $40.8 million, compared to a use of $264.9 million in the prior year period. This difference is driven primarily by litigation settlements which were accrued in Fiscal 2023 and paid during the first quarter of Fiscal 2024. See Note 20 for additional information.
Investing activities
Net cash used in investing activities for the 13 weeks ended May 4, 2024 was $21.5 million compared to a use of $27.1 million in the prior period. Cash used in Fiscal 2025 was primarily related to capital expenditures of $23.3 million. Capital expenditures are associated with new stores, remodels of existing stores, and strategic capital investments in digital and IT. Signet has planned Fiscal 2025 capital expenditures of up to $180 million. In Fiscal 2024, net cash used in investing activities was related to capital expenditures of $27.1 million.
Stores opened and closed in the 13 weeks ended May 4, 2024:

Store count by segment	February 3, 2024	Openings	Closures	May 4, 2024
North America segment (1)	2,411	1	(7)	2,405
International segment (1)	287	—	(16)	271
Signet	2,698	1	(23)	2,676
(1)    The net change in selling square footage for Fiscal 2025 for the North America and International segments was (0.3%) and (4.6%), respectively.
Financing activities
Net cash used in financing activities for the 13 weeks ended May 4, 2024 was $467.5 million, consisting of the repurchase of Preferred Shares of $412.0 million, the repurchase of $7.4 million of common shares, payments for withholding taxes related to the settlement of the Company’s share-based compensation awards of $27.6 million, and preferred and common share dividends paid of $20.5 million.

Net cash used in financing activities for the 13 weeks ended April 29, 2023 was $100.7 million, consisting of the repurchase of $39.1 million of common shares, payments for withholding taxes related to the settlement of the Company’s share-based compensation awards of $44.4 million and preferred and common share dividends paid of $17.2 million.
Movement in cash and indebtedness
Cash and cash equivalents at May 4, 2024 were $729.3 million compared to $655.9 million as of April 29, 2023. The increase year over year was primarily driven by cash flow from operations partially offset by the repurchase of Preferred Shares and common share repurchases, as described above. Signet has cash and cash equivalents invested in various ‘AAA’ rated government money market funds and at a number of large, highly-rated financial institutions. The amount invested in each liquidity fund or at each financial institution takes into account the credit rating and size of the liquidity fund or financial institution and is invested for short-term durations.
As further described in Note 15, the Company entered into an agreement to amend the ABL Revolving Facility on July 28, 2021. The amendment extended the maturity of the ABL Revolving Facility to July 28, 2026 and allows the Company to increase the size of the ABL Revolving Facility by up to $600 million.
There were no borrowings under the ABL Revolving Facility during the 13 weeks ended May 4, 2024 and April 29, 2023. Available borrowing capacity under the ABL Revolving Facility was $1.1 billion as of May 4, 2024.
At May 4, 2024 and April 29, 2023, Signet had $147.8 million and $147.7 million, respectively, of outstanding debt, consisting entirely of the Senior Notes. The Senior Notes are due in June 2024 and the redemption is expected to be funded with cash on hand.
Net cash was $581.5 million as of May 4, 2024 compared to net cash of $508.4 million as of April 29, 2023. Refer to the non-GAAP measures discussed above for the definition of net cash and reconciliation to its most comparable financial measure presented in accordance with GAAP.
As of May 4, 2024, February 3, 2024 and April 29, 2023, the Company was in compliance with all debt covenants.
SEASONALITY
Signet’s business is seasonal, with the fourth quarter historically accounting for approximately 35-40% of annual sales as well as for a substantial portion of the annual operating profit. The “Holiday Season” consists of results for the months of November and December, with December being the highest volume month of the year.
CRITICAL ACCOUNTING ESTIMATES
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
While there have been no material changes to the critical accounting policies and estimates disclosed in Signet’s Annual Report on Form 10-K for the fiscal year ended February 3, 2024 filed with the SEC on March 21, 2024, the Company continues to monitor the risk of impairment related to the Blue Nile trade name and the Diamonds Direct reporting unit and trade name. Based on the results of the most recent quantitative impairment assessments, the carrying value of the Blue Nile trade name of $96 million approximated its estimated fair value, and for the Diamonds Direct reporting unit, as well as its related trade name, the estimated fair values exceeded their carrying values by approximately 13% and 6%, respectively. No impairment of these intangible assets was thus noted in Fiscal 2024. During the 13 weeks ended May 4, 2024, the Company completed its quarterly triggering event assessment and determined that no triggering events had occurred in the first quarter of Fiscal 2025 requiring an interim impairment assessment for all reporting units with goodwill and indefinite-lived intangible assets.
The Company noted that an increase in the discount rate and/or a further softening of sales and operating income trends for the Diamonds Direct reporting unit and related trade name, as well as the Blue Nile trade name, could result in a decline in the estimated fair values of the indefinite-lived intangible assets, including goodwill, which could result in future material impairment charges. For instance, an increase in the discount rate of 0.5%, assuming no other changes to assumptions, would result in an impairment charge of approximately $5 million on the Blue Nile trade name.

The Company will continue to monitor events or circumstances that could trigger the need for an interim impairment test. The Company believes that the estimates and assumptions related to sales and operating income trends, discount rates, royalty rates and other assumptions are reasonable, but they are subject to change from period to period. Future economic conditions or operating performance, such as declines in sales or increases in discount rates, could differ from those projected by management in its most recent impairment tests for indefinite-lived intangible assets, including goodwill. This could impact our estimates of fair values and may result in future material impairment charges. See Note 12 of Item 1 for further details.
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

	Summarized Balance Sheets
(in millions)	May 4, 2024	February 3, 2024
Total current assets	$2,890.6	$3,492.6
Total non-current assets	1,908.9	1,959.2
Total current liabilities	2,637.7	2,493.4
Total non-current liabilities	2,712.7	3,033.6
Redeemable preferred shares	328.0	655.5
Total due from Non-Guarantors (1)	552.8	521.3
Total due to Non-Guarantors (1)	1,979.3	1,923.2
(1)    Amounts included in asset and liability subtotals above.

	Summarized Statements of Operations
	13 weeks ended	Year Ended
(in millions)	May 4, 2024	February 3, 2024
Sales	$1,277.6	$6,048.8
Gross margin	516.1	2,539.9
Income before income taxes (2)	41.2	991.5
Net income (2)	44.6	914.1
(2)    Includes net expense from intercompany transactions with Non-Guarantors of $25.9 million for the 13 weeks ended May 4, 2024 and net income of $311.6 million for the year ended February 3, 2024. Intercompany transactions primarily include intercompany dividends and interest.

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
Signet’s market risk profile as of May 4, 2024 has not materially changed since February 3, 2024. The market risk profile as of February 3, 2024 is disclosed in Signet’s Annual Report on Form 10-K, filed with the SEC on March 21, 2024.
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

Management, including the Chief Executive Officer and Chief Financial, Strategy & Services Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as amended. Based on this review, the Chief Executive Officer and Chief Financial, Strategy & Services Officer concluded that the disclosure controls and procedures were effective as of May 4, 2024.
Changes in Internal Control over Financial Reporting
There were no changes into the Company’s internal control over financial reporting during the first quarter of Fiscal 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Information regarding legal proceedings is incorporated by reference from Note 20 of the Condensed Consolidated Financial Statements set forth in Part I of this Quarterly Report on Form 10-Q.
ITEM 1A. RISK FACTORS
There have been no material changes to the risk factors previously disclosed in Part I, Item 1A, of the Company’s Annual Report on Form 10-K for the fiscal year ended February 3, 2024 that was filed with the SEC on March 21, 2024.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Repurchases of equity securities
The following table contains the Company’s repurchases of common shares in the first quarter of Fiscal 2025:

Period	Total number of shares purchased	Average price paid per share (1)	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
February 4, 2024 to March 2, 2024	41,536	$102.91	41,536	$856,746,795
March 3, 2024 to March 30, 2024	31,904	$98.74	31,904	$853,597,313
March 31, 2024 to May 4, 2024	—	$—	—	$853,597,313
Total	73,440	$101.09	73,440	$853,597,313
(1)    The average price paid per share excludes commissions paid of $1,322 in connection with the repurchases made under the 2017 Share Repurchase Program.
ITEM 5. OTHER INFORMATION
Rule 10b5-1 Trading Arrangements
During the first quarter of Fiscal 2025, each of the following directors or officers of the Company, as defined in Rule 16-1(f), adopted a Rule 10b5-1 Trading Arrangement (as defined in Item 408(a) of Regulation S-K) to sell common shares:

Name	Title	Adoption Date	Expiration Date (1)	Maximum aggregate number of shares to be sold
Howard Melnick	Chief Information Officer and Enterprise Analytics	March 22, 2024	March 21, 2025	15,000
Rebecca Wooters	Chief Digital Officer	March 22, 2024	March 10, 2025	25,151
Eugenia Ulasewicz	Director	April 4, 2024	February 28, 2025	10,000
Oded Edelman	Chief Digital Innovation Officer and President, Digital Banners	April 17, 2024	December 31, 2024	55,398
Steve Lovejoy	Chief Supply Chain Officer	April 17, 2024	April 17, 2025	5,000
Mary Elizabeth Finn	Chief People Officer	April 18, 2024	January 6, 2025	24,000
Jamie L. Singleton	Group President and Chief Consumer Officer	April 18, 2024	January 6, 2025	54,314
Stash Ptak	General Counsel and SVP Legal Compliance and Risk	April 19, 2024	March 25, 2025	4,050
William R. Brace	President, KAY Jewelers	April 23, 2024	April 23, 2025	9,533
(1)    Each plan will expire on the date represented in the table or upon the earlier completion of all transactions contemplated under the arrangement.
Each trading arrangement noted above is intended to satisfy the affirmative defense in Rule 10b5-1(c). No other directors or officers of the Company have adopted, modified, or terminated a Rule 10b5-1 Trading Arrangement or Non-Rule 10b5-1 Trading Arrangement (as each term is defined in Item 408 of Regulation S-K) during the first quarter of Fiscal 2025.

ITEM 6. EXHIBITS
The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Number	Description of Exhibits

4.1
Amended Certificate of Designation of Series A Convertible Preference Shares, Par Value $0.01 Per Share, of Signet Jewelers Limited (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K Filed April 3, 2024).

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

Signet Jewelers Limited

Date:	June 13, 2024	By:	/s/ Joan M. Hilson
		Name:	Joan M. Hilson
		Title:	Chief Financial, Strategy & Services Officer (Principal Financial Officer)