Form 10-Q
period 2024-08-03
SIGNET JEWELERS LTD
filed 2024-09-12
CIK 832988

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended August 3, 2024 or

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
Common Shares, $0.18 par value, 44,049,793 shares as of September 6, 2024

SIGNET JEWELERS LIMITED

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
SIGNET JEWELERS LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	13 weeks ended		26 weeks ended
(in millions, except per share amounts)	August 3, 2024	July 29, 2023	August 3, 2024	July 29, 2023	Notes
Sales	$1,491.0	$1,613.6	$3,001.8	$3,281.6	3
Cost of sales	(924.7)	(1,002.8)	(1,863.1)	(2,038.8)
Gross margin	566.3	610.8	1,138.7	1,242.8
Selling, general and administrative expenses	(498.4)	(511.2)	(1,013.8)	(1,041.6)
Asset impairments, net	(166.2)	(3.8)	(168.6)	(5.6)	12
Other operating expense, net	(2.6)	(5.6)	(7.4)	(3.7)	17
Operating (loss) income	(100.9)	90.2	(51.1)	191.9	4
Interest income, net	2.4	1.8	11.0	7.4
Other non-operating income (expense), net	1.6	0.3	1.8	(0.1)
(Loss) income before income taxes	(96.9)	92.3	(38.3)	199.2
Income taxes	(1.6)	(17.2)	(8.1)	(26.7)	9
Net (loss) income	$(98.5)	$75.1	$(46.4)	$172.5
Dividends on redeemable convertible preferred shares	(3.0)	(8.6)	(95.2)	(17.2)	5, 6
Net (loss) income attributable to common shareholders	$(101.5)	$66.5	$(141.6)	$155.3

Earnings (loss) per common share:
Basic	$(2.28)	$1.47	$(3.17)	$3.43	7
Diluted	$(2.28)	$1.38	$(3.17)	$3.17	7
Weighted average common shares outstanding:
Basic	44.5	45.2	44.6	45.3	7
Diluted	44.5	54.3	44.6	54.5	7
The accompanying notes are an integral part of these condensed consolidated financial statements.

SIGNET JEWELERS LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Unaudited)

	13 weeks ended
	August 3, 2024			July 29, 2023
(in millions)	Pre-tax amount	Tax (expense) benefit	After-tax amount	Pre-tax amount	Tax (expense) benefit	After-tax amount
Net (loss) income			$(98.5)			$75.1
Other comprehensive income:
Foreign currency translation adjustments	$3.8	$—	$3.8	$7.8	$—	$7.8
Available-for-sale securities:
Unrealized loss	—	—	—	(0.1)	—	(0.1)
Cash flow hedges:
Unrealized loss	(0.2)	—	(0.2)	(0.6)	0.1	(0.5)
Reclassification adjustment for gains to earnings	0.1	—	0.1	(0.3)	0.1	(0.2)
Total other comprehensive income	$3.7	$—	$3.7	$6.8	$0.2	$7.0
Total comprehensive (loss) income			$(94.8)			$82.1

	26 weeks ended
	August 3, 2024			July 29, 2023
(in millions)	Pre-tax amount	Tax (expense) benefit	After-tax amount	Pre-tax amount	Tax (expense) benefit	After-tax amount
Net (loss) income			$(46.4)			$172.5
Other comprehensive (loss) income:
Foreign currency translation adjustments	$(0.3)	$—	$(0.3)	$9.0	$—	$9.0
Available-for-sale securities:
Unrealized loss	—	—	—	(0.1)	—	(0.1)
Cash flow hedges:
Unrealized loss	(0.2)	—	(0.2)	(0.8)	0.1	(0.7)
Reclassification adjustment for gains to earnings	(0.1)	—	(0.1)	(0.8)	0.2	(0.6)
Pension plan:
Reclassification adjustment for pension settlement loss to earnings	—	—	—	0.2	(4.1)	(3.9)
Total other comprehensive (loss) income	$(0.6)	$—	$(0.6)	$7.5	$(3.8)	$3.7
Total comprehensive (loss) income			$(47.0)			$176.2
The accompanying notes are an integral part of these condensed consolidated financial statements.

SIGNET JEWELERS LIMITED
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in millions, except par value per share amount)	August 3, 2024	February 3, 2024	July 29, 2023	Notes
Assets
Current assets:
Cash and cash equivalents	$403.1	$1,378.7	$690.2
Inventories	1,977.2	1,936.6	2,093.9	10
Income taxes	9.2	9.4	9.5
Other current assets	186.2	211.9	193.8
Total current assets	2,575.7	3,536.6	2,987.4
Non-current assets:
Property, plant and equipment, net of accumulated depreciation and amortization of $1,505.3 (February 3, 2024 and July 29, 2023: $1,441.2 and $1,423.8, respectively)	470.5	497.7	553.5
Operating lease right-of-use assets	956.2	1,001.8	1,060.2	11
Goodwill	631.5	754.5	754.1	12
Intangible assets, net	358.9	402.8	406.5	12
Other assets	320.3	319.3	287.9
Deferred tax assets	300.7	300.5	37.8
Total assets	$5,613.8	$6,813.2	$6,087.4
Liabilities, Redeemable convertible preferred shares, and Shareholders’ equity
Current liabilities:
Current portion of long-term debt	$—	$147.7	$147.5	15
Accounts payable	547.6	735.1	570.7
Accrued expenses and other current liabilities	363.1	400.2	386.7
Deferred revenue	347.8	362.9	358.3	3
Operating lease liabilities	250.9	260.3	332.2	11
Income taxes	17.6	69.8	56.9
Total current liabilities	1,527.0	1,976.0	1,852.3
Non-current liabilities:
Operating lease liabilities	793.5	835.7	832.3	11
Other liabilities	90.5	96.0	98.3
Deferred revenue	874.0	881.8	869.0	3
Deferred tax liabilities	188.5	201.7	166.7
Total liabilities	3,473.5	3,991.2	3,818.6
Commitments and contingencies				20
Redeemable Series A Convertible Preference Shares $0.01 par value: authorized 500 shares, 0.213 shares outstanding (February 3, 2024 and July 29, 2023: 0.625 shares outstanding, respectively)	223.1	655.5	654.7	5
Shareholders’ equity:
Common shares of $0.18 par value: authorized 500 shares, 44.3 shares outstanding (February 3, 2024 and July 29, 2023: 44.2 and 44.8 outstanding, respectively)	12.6	12.6	12.6
Additional paid-in capital	165.2	230.7	220.0
Other reserves	0.4	0.4	0.4
Treasury shares at cost: 25.7 shares (February 3, 2024 and July 29, 2023: 25.8 and 25.2 shares, respectively)	(1,659.7)	(1,646.9)	(1,596.4)
Retained earnings	3,664.6	3,835.0	3,238.0
Accumulated other comprehensive loss	(265.9)	(265.3)	(260.5)	8
Total shareholders’ equity	1,917.2	2,166.5	1,614.1
Total liabilities, redeemable convertible preferred shares and shareholders’ equity	$5,613.8	$6,813.2	$6,087.4
The accompanying notes are an integral part of these condensed consolidated financial statements.

SIGNET JEWELERS LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	26 weeks ended
(in millions)	August 3, 2024	July 29, 2023
Operating activities
Net (loss) income	$(46.4)	$172.5
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	74.5	86.7
Amortization of unfavorable contracts	(0.9)	(0.9)
Share-based compensation	18.3	25.2
Deferred taxation	(13.1)	47.8
Asset impairments, net	168.6	5.6
Other non-cash movements	3.1	1.2
Changes in operating assets and liabilities:
Inventories	(41.4)	65.0
Other assets	33.2	(27.2)
Accounts payable	(193.3)	(300.0)
Accrued expenses and other liabilities	(36.1)	(257.1)
Change in operating lease assets and liabilities	(6.8)	(31.8)
Deferred revenue	(22.1)	(24.8)
Income tax receivable and payable	(52.0)	(15.5)
Net cash used in operating activities	(114.4)	(253.3)
Investing activities
Purchase of property, plant and equipment	(51.3)	(55.4)
Other investing activities, net	(5.9)	(5.5)
Net cash used in investing activities	(57.2)	(60.9)
Financing activities
Dividends paid on common shares	(23.1)	(19.4)
Dividends paid on redeemable convertible preferred shares	(14.4)	(16.4)
Repurchase of common shares	(47.2)	(82.4)
Repurchase of redeemable convertible preferred shares	(541.0)	—
Repayment of Senior Notes	(147.8)	—
Other financing activities, net	(28.4)	(45.6)
Net cash used in financing activities	(801.9)	(163.8)
Cash and cash equivalents at beginning of period	1,378.7	1,166.8
Decrease in cash and cash equivalents	(973.5)	(478.0)
Effect of exchange rate changes on cash and cash equivalents	(2.1)	1.4
Cash and cash equivalents at end of period	$403.1	$690.2
The accompanying notes are an integral part of these condensed consolidated financial statements.

SIGNET JEWELERS LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)

(in millions)	Common shares at par value	Additional paid-in capital	Other reserves	Treasury shares	Retained earnings	Accumulated other comprehensive loss	Total shareholders’ equity
Balance at February 3, 2024	$12.6	$230.7	$0.4	$(1,646.9)	$3,835.0	$(265.3)	$2,166.5
Net income	—	—	—	—	52.1	—	52.1
Other comprehensive loss	—	—	—	—	—	(4.3)	(4.3)
Dividends declared:
Common shares, $0.29/share	—	—	—	—	(12.9)	—	(12.9)
Preferred shares, $13.14/share	—	—	—	—	(5.0)	—	(5.0)
Redemption of preferred shares	—	—	—	—	(87.2)	—	(87.2)
Repurchase of common shares	—	—	—	(7.4)	—	—	(7.4)
Net settlement of equity-based awards	—	(56.7)	—	31.4	(2.3)	—	(27.6)
Share-based compensation expense	—	7.6	—	—	—	—	7.6
Balance at May 4, 2024	$12.6	$181.6	$0.4	$(1,622.9)	$3,779.7	$(269.6)	$2,081.8
Net loss	—	—	—	—	(98.5)	—	(98.5)
Other comprehensive income	—	—	—	—	—	3.7	3.7
Dividends declared:
Common shares, $0.29/share	—	—	—	—	(12.9)	—	(12.9)
Preferred shares, $13.14/share	—	—	—	—	(3.0)	—	(3.0)
Redemption of preferred shares	—	(23.9)	—	—	—	—	(23.9)
Repurchase of common shares	—	—	—	(39.8)	—	—	(39.8)
Net settlement of equity-based awards	—	(3.2)	—	3.0	(0.7)	—	(0.9)
Share-based compensation expense	—	10.7	—	—	—	—	10.7
Balance at August 3, 2024	$12.6	$165.2	$0.4	$(1,659.7)	$3,664.6	$(265.9)	$1,917.2

(in millions)	Common shares at par value	Additional paid-in capital	Other reserves	Treasury shares	Retained earnings	Accumulated other comprehensive loss	Total shareholders’ equity
Balance at January 28, 2023	$12.6	$259.7	$0.4	$(1,574.7)	$3,144.8	$(264.2)	$1,578.6
Net income	—	—	—	—	97.4	—	97.4
Other comprehensive loss	—	—	—	—	—	(3.3)	(3.3)
Dividends declared:
Common shares, $0.23/share	—	—	—	—	(10.4)	—	(10.4)
Preferred shares, $13.14/share	—	—	—	—	(8.6)	—	(8.6)
Repurchase of common shares	—	—	—	(39.1)	—	—	(39.1)
Net settlement of equity-based awards	—	(60.5)	—	57.3	(41.2)	—	(44.4)
Share-based compensation expense	—	11.3	—	—	—	—	11.3
Balance at April 29, 2023	$12.6	$210.5	$0.4	$(1,556.5)	$3,182.0	$(267.5)	$1,581.5
Net income	—	—	—	—	75.1	—	75.1
Other comprehensive income	—	—	—	—	—	7.0	7.0
Dividends declared:
Common shares, $0.23/share	—	—	—	—	(10.3)	—	(10.3)
Preferred shares, $13.14/share	—	—	—	—	(8.6)	—	(8.6)
Repurchase of common shares	—	—	—	(43.3)	—	—	(43.3)
Net settlement of equity-based awards	—	(4.4)	—	3.4	(0.2)	—	(1.2)
Share-based compensation expense	—	13.9	—	—	—	—	13.9
Balance at July 29, 2023	$12.6	$220.0	$0.4	$(1,596.4)	$3,238.0	$(260.5)	$1,614.1
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
Signet’s business is seasonal, with the fourth quarter historically accounting for approximately 35-40% of annual sales as well as for a substantial portion of the annual operating income.
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
Fiscal year
The Company’s fiscal year ends on the Saturday nearest to January 31st. Fiscal 2025 and Fiscal 2024 refer to the 52-week period ending February 1, 2025 and the 53-week period ended February 3, 2024, respectively. Within these condensed consolidated financial statements, the second quarter and year-to-date period of the fiscal years 2025 and 2024 refer to the 13 and 26 weeks ended August 3, 2024 and July 29, 2023, respectively.
Foreign currency translation
The financial position and operating results of certain foreign operations, including certain subsidiaries operating in the UK as part of the International reportable segment and Canada as part of the North America reportable segment, are consolidated using the local currency as the functional currency. Assets and liabilities are translated at the rates of exchange on the condensed consolidated balance sheet dates, and revenues and expenses are translated at the monthly average rates of exchange during the period. Resulting translation gains or losses are included in the accompanying condensed consolidated statements of shareholders’ equity as a component of accumulated other comprehensive income (loss) (“AOCI”). Gains or losses resulting from foreign currency transactions are included within other operating expense, net within the condensed consolidated statements of operations.
See Note 8 for additional information regarding the Company’s foreign currency translation.
2. New accounting pronouncements
The following section provides a description of new accounting pronouncements ("Accounting Standard Update" or "ASU") issued by the Financial Accounting Standards Board ("FASB") that are applicable to the Company.
New accounting pronouncements recently adopted
There were no new accounting pronouncements adopted during Fiscal 2025 that have a material impact on the Company’s consolidated financial position or results of operations.

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
The amendments in this ASU are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted, and should be applied on a retrospective basis. This ASU will have no impact on the Company’s consolidated financial condition or results of operations. The Company is evaluating the impact of this ASU on its segment reporting disclosures.
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
The amendments in this ASU are effective for fiscal years beginning after December 15, 2024, with early adoption permitted, and may be applied on a prospective or retrospective basis. This ASU will have no impact on the Company’s consolidated financial condition or results of operations. The Company is evaluating the impact of this ASU on its income tax disclosures.

3. Revenue recognition
The following table provides the Company’s total sales, disaggregated by banner, for the 13 and 26 weeks ended August 3, 2024 and July 29, 2023:

	13 weeks ended August 3, 2024				13 weeks ended July 29, 2023
(in millions)	North America	International	Other	Consolidated	North America	International	Other	Consolidated
Sales by banner:
Kay	$542.6	$—	$—	$542.6	$567.1	$—	$—	$567.1
Zales	255.5	—	—	255.5	279.4	—	—	279.4
Jared	251.6	—	—	251.6	265.2	—	—	265.2
Digital banners (1)	131.3	—	—	131.3	164.2			164.2
Diamonds Direct	89.3	—	—	89.3	93.1	—	—	93.1
Banter by Piercing Pagoda	77.6	—	—	77.6	79.3	—	—	79.3
Peoples	43.6	—	—	43.6	43.5	—	—	43.5
International segment banners	—	86.5	—	86.5	—	102.0	—	102.0
Other (2)	6.1	—	6.9	13.0	9.3	—	10.5	19.8
Total sales	$1,397.6	$86.5	$6.9	$1,491.0	$1,501.1	$102.0	$10.5	$1,613.6

	26 weeks ended August 3, 2024				26 weeks ended July 29, 2023
(in millions)	North America	International	Other	Consolidated	North America	International	Other	Consolidated
Sales by banner:
Kay	$1,110.1	$—	$—	$1,110.1	$1,169.3	$—	$—	$1,169.3
Zales	512.2	—	—	512.2	574.8	—	—	574.8
Jared	501.1	—	—	501.1	539.2	—	—	539.2
Digital banners (1)	265.0			265.0	332.4			332.4
Diamonds Direct	171.9	—	—	171.9	181.3	—	—	181.3
Banter by Piercing Pagoda	161.2	—	—	161.2	164.8	—	—	164.8
Peoples	82.8	—	—	82.8	81.7	—	—	81.7
International segment banners	—	163.7	—	163.7	—	195.0	—	195.0
Other (2)	13.3	—	20.5	33.8	18.8	—	24.3	43.1
Total sales	$2,817.6	$163.7	$20.5	$3,001.8	$3,062.3	$195.0	$24.3	$3,281.6
(1) Includes sales from the Company’s digital banners, James Allen and Blue Nile.
(2) Other primarily includes sales from the Company’s diamond sourcing operation, loose diamonds and Rocksbox.

The following table provides the Company’s total sales, disaggregated by major product, for the 13 and 26 weeks ended August 3, 2024 and July 29, 2023:

	13 weeks ended August 3, 2024				13 weeks ended July 29, 2023
(in millions)	North America	International	Other	Consolidated	North America	International	Other	Consolidated
Sales by product:
Bridal	$625.9	$39.9	$—	$665.8	$691.0	$44.5	$—	$735.5
Fashion	522.5	17.7	—	540.2	552.3	17.4	—	569.7
Watches	48.7	23.0	—	71.7	48.4	33.5	—	81.9
Services (1)	173.8	5.9	—	179.7	170.6	6.6	—	177.2
Other (2)	26.7	—	6.9	33.6	38.8	—	10.5	49.3
Total sales	$1,397.6	$86.5	$6.9	$1,491.0	$1,501.1	$102.0	$10.5	$1,613.6

	26 weeks ended August 3, 2024				26 weeks ended July 29, 2023
(in millions)	North America	International	Other	Consolidated	North America	International	Other	Consolidated
Sales by product:
Bridal	$1,265.2	$75.2	$—	$1,340.4	$1,418.7	$85.5	$—	$1,504.2
Fashion	1,059.3	32.9	—	1,092.2	1,123.7	33.0	—	1,156.7
Watches	91.4	43.8	—	135.2	93.2	63.6	—	156.8
Services (1)	352.4	11.8	—	364.2	346.4	12.9	—	359.3
Other (2)	49.3	—	20.5	69.8	80.3	—	24.3	104.6
Total sales	$2,817.6	$163.7	$20.5	$3,001.8	$3,062.3	$195.0	$24.3	$3,281.6
(1) Services primarily includes sales from service plans, repairs and subscriptions.
(2) Other primarily includes sales from the Company’s diamond sourcing operation and other miscellaneous non-jewelry sales.
The following table provides the Company’s total sales, disaggregated by channel, for the 13 and 26 weeks ended August 3, 2024 and July 29, 2023:

	13 weeks ended August 3, 2024				13 weeks ended July 29, 2023
(in millions)	North America	International	Other	Consolidated	North America	International	Other	Consolidated
Sales by channel:
Store	$1,080.2	$67.6	$—	$1,147.8	$1,147.1	$84.8	$—	$1,231.9
eCommerce	313.4	18.9	—	332.3	348.3	17.2	—	365.5
Other (1)	4.0	—	6.9	10.9	5.7	—	10.5	16.2
Total sales	$1,397.6	$86.5	$6.9	$1,491.0	$1,501.1	$102.0	$10.5	$1,613.6

	26 weeks ended August 3, 2024				26 weeks ended July 29, 2023
(in millions)	North America	International	Other	Consolidated	North America	International	Other	Consolidated
Sales by channel:
Store	$2,174.5	$128.4	$—	$2,302.9	$2,338.1	$161.6	$—	$2,499.7
eCommerce	634.9	35.3	—	670.2	712.7	33.4	—	746.1
Other (1)	8.2	—	20.5	28.7	11.5	—	24.3	35.8
Total sales	$2,817.6	$163.7	$20.5	$3,001.8	$3,062.3	$195.0	$24.3	$3,281.6
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
Deferred ESP selling costs
Unamortized deferred ESP selling costs as of August 3, 2024, February 3, 2024 and July 29, 2023 were as follows:

(in millions)	August 3, 2024	February 3, 2024	July 29, 2023
Other current assets	$27.5	$28.2	$28.0
Other assets	81.2	83.0	83.0
Total deferred ESP selling costs	$108.7	$111.2	$111.0
Amortization of deferred ESP selling costs is included within selling, general and administrative expenses in the condensed consolidated statements of operations. Amortization of deferred ESP selling costs was $10.9 million and $22.1 million during the 13 and 26 weeks ended August 3, 2024, respectively, and $10.8 million and $21.7 million during the 13 and 26 weeks ended July 29, 2023, respectively.
Deferred revenue
Deferred revenue as of August 3, 2024, February 3, 2024 and July 29, 2023 was as follows:

(in millions)	August 3, 2024	February 3, 2024	July 29, 2023
ESP deferred revenue	$1,146.1	$1,158.7	$1,138.9
Other deferred revenue (1)	75.7	86.0	88.4
Total deferred revenue	$1,221.8	$1,244.7	$1,227.3

Disclosed as:
Current liabilities	$347.8	$362.9	$358.3
Non-current liabilities	874.0	881.8	869.0
Total deferred revenue	$1,221.8	$1,244.7	$1,227.3
(1) Other deferred revenue primarily includes revenue collected from customers for custom orders and eCommerce orders, for which control has not yet transferred to the customer.

	13 weeks ended		26 weeks ended
(in millions)	August 3, 2024	July 29, 2023	August 3, 2024	July 29, 2023
ESP deferred revenue, beginning of period	$1,153.7	$1,149.4	$1,158.7	$1,159.5
Plans sold (1)	117.0	109.7	238.9	223.1
Revenue recognized (2)	(124.6)	(120.2)	(251.5)	(243.7)
ESP deferred revenue, end of period	$1,146.1	$1,138.9	$1,146.1	$1,138.9
(1) Includes impact of foreign exchange translation.
(2) The Company recognized sales of $75.0 million and $160.2 million during the 13 and 26 weeks ended August 3, 2024, respectively, and $75.8 million and $162.5 million during the 13 and 26 weeks ended July 29, 2023, respectively, related to deferred revenue that existed at the beginning of the period in respect to ESP.
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
The Other reportable segment primarily consists of subsidiaries involved in the purchasing and conversion of rough diamonds to polished stones.

	13 weeks ended		26 weeks ended
(in millions)	August 3, 2024	July 29, 2023	August 3, 2024	July 29, 2023
Sales:
North America segment	$1,397.6	$1,501.1	$2,817.6	$3,062.3
International segment	86.5	102.0	163.7	195.0
Other segment	6.9	10.5	20.5	24.3
Total sales	$1,491.0	$1,613.6	$3,001.8	$3,281.6

Operating (loss) income:
North America segment (1)	$(77.2)	$117.1	$6.0	$241.8
International segment (2)	(4.2)	(7.0)	(17.2)	(13.9)
Other segment	(2.6)	(1.0)	(5.7)	(1.7)
Corporate and unallocated expenses	(16.9)	(18.9)	(34.2)	(34.3)
Total operating (loss) income	(100.9)	90.2	(51.1)	191.9
Interest income, net	2.4	1.8	11.0	7.4
Other non-operating income (expense), net	1.6	0.3	1.8	(0.1)
(Loss) income before income taxes	$(96.9)	$92.3	$(38.3)	$199.2
(1)    Operating (loss) income during the 13 and 26 weeks ended August 3, 2024 includes $166.2 million and $168.2 million, respectively, of asset impairment charges primarily related to goodwill and indefinite-lived intangible assets; $0.9 million and $1.1 million, respectively, of integration-related expenses, primarily severance and retention, incurred for the integration of Blue Nile; and $0.2 million and $0.8 million, respectively, of restructuring charges.
Operating income during the 13 and 26 weeks ended July 29, 2023 includes $4.8 million and $12.6 million, respectively, of acquisition and integration-related expenses, primarily severance and retention, and exit and disposal costs, and system decommissioning costs incurred for the integration of Blue Nile; $3.8 million and $5.6 million, respectively, of net asset impairment charges; and $4.2 million of restructuring charges. Operating income during the 26 weeks ended July 29, 2023 includes a $3.0 million credit to income related to the adjustment of a prior litigation accrual.
See Note 12, Note 18 and Note 20 for additional information.
(2)    Operating loss during the 13 and 26 weeks ended August 3, 2024 includes $1.0 million and $5.0 million, respectively, of restructuring charges and $1.2 million and $2.5 million, respectively, of net losses from the previously announced divestiture of the UK prestige watch business. Operating loss during the 26 weeks ended August 3, 2024 includes $0.4 million of net asset impairment charges primarily related to planned store closures.
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
On April 1, 2024, following the effectiveness of the amended Certificate of Designation, the Preferred Holders delivered notice to the Company of a conversion of 312,500 Preferred Shares (in the aggregate). In accordance with the terms of the amended Certificate of Designation, the conversion was settled in cash by the Company for $414.1 million on April 15, 2024, which included $2.1 million of accrued and unpaid dividends as of the date of conversion. The excess of the settlement amount (excluding dividends) over the stated value of the Preferred Shares was $83.6 million, which was recorded as a deemed dividend and a charge to net (loss) income attributable to common shareholders in the condensed consolidated statement of operations. The Company also incurred $1.5 million of expenses directly related to the redemption and recorded this as an additional deemed dividend charged to net (loss) income attributable to common shareholders, which was included in accrued expenses and other current liabilities in the condensed consolidated balance sheet as of August 3, 2024.

On May 6, 2024, the Preferred Holders elected to convert an additional 100,000 Preferred Shares. Upon notice of conversion, the Company elected to settle the full conversion amount totaling $129.0 million in cash, which was paid on May 20, 2024. The excess of the settlement amount over the stated value of the Preferred Shares was $23.9 million, and was recorded as a direct reduction to additional paid-in capital in the condensed consolidated balance sheet.
The following table presents certain conversion measures as of August 3, 2024, February 3, 2024 and July 29, 2023:

(in millions, except conversion rate and conversion price)	August 3, 2024	February 3, 2024	July 29, 2023
Conversion rate	12.6933	12.5406	12.5406
Conversion price	$78.7817	$79.7410	$79.7410
Potential impact of Preferred Shares if-converted to common shares (1)	—	8.2	8.2
Liquidation preference (2)	$226.1	$665.1	$665.1
(1)    The potential impact of conversion of the outstanding Preferred Shares as of August 3, 2024 reflects the modified net share settlement provisions described above, based on the volume weighted average price per share as of the last trading date of the second quarter, which was below the conversion price.
(2)    Includes the Stated Value of the Preferred Shares plus any declared but unpaid dividends.
In connection with the issuance of the Preferred Shares, the Company incurred direct and incremental expenses of $13.7 million, including financial advisory fees, closing costs, legal expenses and other offering-related expenses. These direct and incremental expenses originally reduced the carrying value of the Preferred Shares and are accreted through retained earnings as a deemed dividend from the date of issuance through the then first known redemption date in November 2024. Accumulated accretion recorded in the condensed consolidated balance sheets was $13.5 million as of August 3, 2024 (February 3, 2024 and July 29, 2023: $12.4 million and $11.5 million, respectively).
Accretion of $0.2 million and $1.1 million was recorded to Preferred Shares in the condensed consolidated balance sheets during the 13 and 26 weeks ended August 3, 2024 and $0.4 million and $0.8 million for the 13 and 26 weeks ended July 29, 2023.
6. Shareholders’ equity
Dividends on Common Shares
Dividends declared on common shares during the 26 weeks ended August 3, 2024 and July 29, 2023 were as follows:

	Fiscal 2025		Fiscal 2024
(in millions, except per share amounts)	Dividends per share	Total dividends	Dividends per share	Total dividends
First quarter	$0.29	$12.9	$0.23	$10.4
Second quarter (1)	0.29	12.9	0.23	10.3
Total	$0.58	$25.8	$0.46	$20.7
(1)    Signet’s dividend policy results in the dividend payment date being a quarter in arrears from the declaration date. As of August 3, 2024 and July 29, 2023, there was $12.9 million and $10.3 million recorded in accrued expenses and other current liabilities in the condensed consolidated balance sheets reflecting the cash dividends declared for the second quarter of Fiscal 2025 and Fiscal 2024, respectively.
Dividends on Preferred Shares
Dividends declared on the Preferred Shares during the 26 weeks ended August 3, 2024 and July 29, 2023 were as follows:

	Fiscal 2025		Fiscal 2024
(in millions, except per share amounts)	Dividends per share	Total dividends(2)	Dividends per share	Total dividends
First quarter	$13.14	$6.2	$13.14	$8.2
Second quarter (1)	13.14	2.8	13.14	8.2
Total	$26.28	$9.0	$26.28	$16.4
(1)    Signet’s dividend policy results in the dividend payment date being a quarter in arrears from the declaration date. As of August 3, 2024 and July 29, 2023, there was $2.8 million and $8.2 million recorded in accrued expenses and other current liabilities in the condensed consolidated balance sheets reflecting the cash dividends on the Preferred Shares declared for the second quarter of Fiscal 2025 and Fiscal 2024, respectively.
(2)    Dividends on the Preferred Shares during the first quarter of Fiscal 2025 includes $2.1 million of dividends paid in April 2024 in connection with the redemption further described in Note 5.
There were no cumulative undeclared dividends on the Preferred Shares that reduced net (loss) income attributable to common shareholders during the 13 and 26 weeks ended August 3, 2024 or July 29, 2023. See Note 5 for additional discussion of the Company’s Preferred Shares.
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
The Board authorized repurchases to be made under the 2017 Share Repurchase Program (the “2017 Program”). Through the end of Fiscal 2024, the total authorization under the 2017 Program had been increased to approximately $1.9 billion, with $661.0 million remaining as of February 3, 2024. In March 2024, the Board approved a further $200.0 million increase to the multi-year authorization under the 2017 Program. Since inception of the 2017 Program, the Company has repurchased approximately $1.3 billion of shares, with $813.8 million of shares authorized for repurchase remaining as of August 3, 2024.
The share repurchase activity during the 26 weeks ended August 3, 2024 and July 29, 2023 was as follows:

	26 weeks ended August 3, 2024			26 weeks ended July 29, 2023
(in millions, except per share amounts)	Shares repurchased	Amount repurchased (1)	Average repurchase price per share (1)	Shares repurchased	Amount repurchased (1)	Average repurchase price per share (1)
2017 Program	0.5	$47.2	$91.88	1.2	$82.4	$69.88
(1)    Includes amounts paid for commissions.
7. Earnings (loss) per common share (“EPS”)
Basic EPS is computed by dividing net (loss) income attributable to common shareholders by the weighted average number of common shares outstanding for the period. The computation of basic EPS is outlined in the table below:

	13 weeks ended		26 weeks ended
(in millions, except per share amounts)	August 3, 2024	July 29, 2023	August 3, 2024	July 29, 2023
Numerator:
Net (loss) income attributable to common shareholders	$(101.5)	$66.5	$(141.6)	$155.3
Denominator:
Weighted average common shares outstanding	44.5	45.2	44.6	45.3
EPS – basic	$(2.28)	$1.47	$(3.17)	$3.43
The dilutive effect of share awards represents the potential impact of outstanding awards issued under the Company’s share-based compensation plans, including time-based restricted shares, time-based restricted stock units, performance-based stock units, and stock options issued under the Omnibus Plan and stock options issued under the Share Saving Plans. The dilutive effect of performance share units represents the number of contingently issuable shares that would be issuable if the end of the period was the end of the contingency period and is based on the actual achievement of performance metrics through the end of the current interim periods. The dilutive effect of Preferred Shares represents the potential impact for common shares that would be issued upon conversion. Potential common share dilution related to share awards and Preferred Shares is determined using the treasury stock and if-converted methods, respectively. Prior to modification under the if-converted method, the Preferred Shares were assumed to be converted at the beginning of the period, and the resulting common shares are included in the denominator of the diluted EPS calculation for the entire period being presented, only in the periods in which such effect is dilutive. Additionally, in periods in which Preferred Shares are dilutive, cumulative dividends and accretion for issuance costs associated with the Preferred Shares are added back to net (loss) income attributable to common shareholders. Following the modification and conversion of the Preferred Shares described in Note 5, a modified if-converted method is used to determine potential common share dilution related to the remaining outstanding Preferred Shares. Under this method, dividends and accretion of issuance costs are no longer added back to net (loss) income attributable to common shareholders. See Note 5 for additional discussion of the Company’s Preferred Shares.

The computation of diluted EPS is outlined in the table below:

	13 weeks ended		26 weeks ended
(in millions, except per share amounts)	August 3, 2024	July 29, 2023	August 3, 2024	July 29, 2023
Numerator:
Net (loss) income attributable to common shareholders	$(101.5)	$66.5	$(141.6)	$155.3
Add: Dividends on Preferred Shares	—	8.6	—	17.2
Numerator for diluted EPS	$(101.5)	$75.1	$(141.6)	$172.5
Denominator:
Basic weighted average common shares outstanding	44.5	45.2	44.6	45.3
Plus: Dilutive effect of share awards	—	0.9	—	1.0
Plus: Dilutive effect of Preferred Shares	—	8.2	—	8.2
Diluted weighted average common shares outstanding	44.5	54.3	44.6	54.5
EPS – diluted	$(2.28)	$1.38	$(3.17)	$3.17
The calculation of diluted EPS excludes the following items for each respective period on the basis that their effect would be antidilutive:

	13 weeks ended		26 weeks ended
(in millions)	August 3, 2024	July 29, 2023	August 3, 2024	July 29, 2023
Share awards	0.4	—	0.5	—
Potential impact of Preferred Shares	—	—	2.8	—
Total antidilutive shares	0.4	—	3.3	—
8. Accumulated other comprehensive income (loss)
The following tables present the changes in AOCI by component and the reclassifications out of AOCI, net of tax:

(in millions)	Foreign currency translation	Losses on available-for-sale securities, net	Gains (losses) on cash flow hedges	Accumulated other comprehensive loss
Balance at February 3, 2024	$(265.2)	$(0.2)	$0.1	$(265.3)
Other comprehensive income (loss) (“OCI”) before reclassifications	(0.3)	—	(0.2)	(0.5)
Amounts reclassified from AOCI to earnings	—	—	(0.1)	(0.1)
Net current period OCI	(0.3)	—	(0.3)	(0.6)
Balance at August 3, 2024	$(265.5)	$(0.2)	$(0.2)	$(265.9)
The amounts reclassified from AOCI to earnings were as follows:

	Amounts reclassified from AOCI
	13 weeks ended		26 weeks ended
(in millions)	August 3, 2024	July 29, 2023	August 3, 2024	July 29, 2023	Statement of operations caption
Gains on cash flow hedges:
Foreign currency contracts	$0.1	$(0.3)	$(0.1)	$(0.8)	Cost of sales (see Note 13)
Total before income tax	0.1	(0.3)	(0.1)	(0.8)
Income taxes	—	0.1	—	0.2
Net of tax	0.1	(0.2)	(0.1)	(0.6)

Defined benefit pension plan items:
Pension settlement loss	—	—	—	0.2	Other non-operating income (expense), net
Total before income tax	—	—	—	0.2
Income taxes	—	—	—	(4.1)
Net of tax	—	—	—	(3.9)

Total reclassifications, net of tax	$0.1	$(0.2)	$(0.1)	$(4.5)

9. Income taxes

	26 weeks ended
	August 3, 2024	July 29, 2023
Estimated annual effective tax rate before discrete items	17.1%	18.0%
Discrete items recognized	(38.2)%	(4.6)%
Effective tax rate recognized in statements of operations	(21.1)%	13.4%
During the 26 weeks ended August 3, 2024, the Company’s effective tax rate was lower than the US federal income tax rate, primarily as a result of the favorable impact of foreign rate differences and benefits from global reinsurance arrangements, as well as the discrete tax items recognized in the 26 weeks ended August 3, 2024, including impairment charges of $166 million, of which $123 million relates to non-deductible goodwill, and the excess tax benefit for share-based compensation which vested during the year of $5.0 million.
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
As of August 3, 2024, there has been no material change in the amounts of unrecognized tax benefits, or the related accrued interest and penalties (where appropriate), in respect of uncertain tax positions identified and recorded as of February 3, 2024.
10. Inventories
The following table summarizes the details of the Company’s inventories as of August 3, 2024, February 3, 2024 and July 29, 2023:

(in millions)	August 3, 2024	February 3, 2024	July 29, 2023
Raw materials	$72.2	$49.4	$70.0
Merchandise inventories	1,905.0	1,887.2	2,023.9
Total inventories	$1,977.2	$1,936.6	$2,093.9
11. Leases
Total lease costs for the 13 and 26 weeks ended August 3, 2024 and July 29, 2023 consist of the following:

	13 weeks ended		26 weeks ended
(in millions)	August 3, 2024	July 29, 2023	August 3, 2024	July 29, 2023
Operating lease cost	$91.8	$96.7	$181.9	$195.8
Short-term lease cost	17.2	12.8	36.4	24.7
Variable lease cost	25.2	26.8	50.8	52.8
Sublease income	(0.1)	(0.2)	(0.3)	(0.4)
Total lease costs	$134.1	$136.1	$268.8	$272.9
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
During the 13 weeks ended August 3, 2024, the Company completed its annual evaluation of its indefinite-lived intangible assets, including goodwill and trade names. The Company utilized the qualitative assessment for all reporting units and trade names, except the Digital Banners and Diamonds Direct reporting units and the Diamonds Direct and Blue Nile trade names, for which the quantitative assessment was utilized. Through the qualitative assessment, the Company did not identify any events or conditions that would indicate that it was more likely than not that the carrying values of the reporting units and indefinite-lived trade names exceeded their fair values.
As part of the quantitative assessments, management reevaluated its long-term cash flow projections, primarily related to sales growth in the Digital Banners and Diamonds Direct. Both banners have a higher bridal mix compared to the rest of Signet, and thus the slower than expected engagement recovery and continued pressure on consumer discretionary spending have had a disproportionate impact on these businesses as compared to the other Signet banners. In addition, to a lesser degree, the Digital Banners sales have been impacted by market declines in lab created diamond pricing over the past year. Management also determined an increase in discount rates was required to reflect the current interest rate environment at the valuation date, as well as to reflect additional forecast risk related to the Digital Banners due to the previously discussed challenges related to the integration of Blue Nile. Therefore, these higher discount rates, in conjunction with the revised cash flow projections, resulted in lower than previously projected discounted cash flows for the reporting units and trade names which negatively affected the valuations compared to previous valuations. Based on the results of the quantitative impairment assessments, the Company determined that no impairment was required for the Diamonds Direct reporting unit, as its estimated fair value exceeded its carrying value. However, during the second quarter of Fiscal 2025, the Company recognized pre-tax impairment charges in the condensed consolidated statement of operations within its North America reportable segment related to the Diamonds Direct trade name, the Digital Banners reporting unit, and the Blue Nile trade name of $7.0 million, $123.0 million and $36.0 million, respectively, as their respective carrying values exceeded their fair values. As a result of these impairments, as of the annual valuation date of June 1, 2024, the carrying values of the Diamonds Direct trade name, Digital Banners goodwill, and Blue Nile trade name were reduced to their estimated fair values of $119 million, $203.1 million, and $60 million, respectively.
Additionally, the Company completed its quarterly triggering event assessment and determined that no triggering events had occurred in the second quarter of Fiscal 2025 requiring interim impairment assessments for all reporting units with goodwill and indefinite-lived intangible assets.
The uncertainty related to the current macroeconomic environment, such as high interest rates and the heightened inflationary pressure on consumers’ discretionary spending, could negatively affect the share price of the Company’s common stock, as well as key assumptions used to estimate fair value, such as sales trends, margin trends, long-term growth rates and discount rates. Thus, an adverse change in any of these factors, specifically for Diamonds Direct and Digital Banners as described above, could result in a risk of additional impairment in the Company’s goodwill or indefinite-lived trade names in future periods.
Goodwill
The following table summarizes the Company’s goodwill by reportable segment:

(in millions)	North America
Balance at February 3, 2024 (1)	$754.5
Impairment	(123.0)
Balance at August 3, 2024 (1)	$631.5
(1)    The carrying amount of goodwill is presented net of accumulated impairment losses of $699.0 million and $576.0 million as of August 3, 2024 and February 3, 2024, respectively.
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

The following table provides additional detail regarding the composition of intangible assets and liabilities:

	August 3, 2024			February 3, 2024			July 29, 2023
(in millions)	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Intangible assets, net:
Definite-lived intangible assets	$11.2	$(8.1)	$3.1	$11.2	$(7.5)	$3.7	$15.8	$(8.5)	$7.3
Indefinite-lived intangible assets (1)	355.8	—	355.8	399.1	—	399.1	399.2	—	399.2
Total intangible assets, net	$367.0	$(8.1)	$358.9	$410.3	$(7.5)	$402.8	$415.0	$(8.5)	$406.5

Intangible liabilities, net	$(38.0)	$35.3	$(2.7)	$(38.0)	$34.4	$(3.6)	$(38.0)	$33.5	$(4.5)
(1)    The change in the indefinite-lived intangible asset balances during the periods presented was primarily due to impairment charges as described above.
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
The following types of derivative financial instruments are utilized by the Company to mitigate certain risk exposures related to changes in foreign exchange rates:
Forward foreign currency exchange contracts (designated) — These contracts, which are principally in US dollars, are entered into to limit the impact of movements in foreign exchange rates on forecasted foreign currency purchases. The total notional amount of these foreign currency contracts outstanding as of August 3, 2024 was $18.4 million (February 3, 2024 and July 29, 2023: $5.1 million and $24.0 million, respectively). These contracts have been designated as cash flow hedges and will be settled over the next 12 months (February 3, 2024 and July 29, 2023: 6 months and 11 months, respectively). The fair value of outstanding contracts as well as related activity were not material for the periods presented.
There were no discontinued cash flow hedges during the 26 weeks ended August 3, 2024 and July 29, 2023 as all forecasted transactions are expected to occur as originally planned. As of August 3, 2024, based on current valuations, the Company expects approximately $0.2 million of net pre-tax derivative losses to be reclassified out of AOCI into earnings within the next 12 months.
Forward foreign currency exchange contracts (undesignated) — Foreign currency contracts not designated as cash flow hedges are used to limit the impact of movements in foreign exchange rates on recognized foreign currency payables and to hedge currency flows through Signet’s bank accounts to mitigate Signet’s exposure to foreign currency exchange risk in its cash and borrowings. The total notional amount of these foreign currency contracts outstanding as of August 3, 2024 was $62.0 million (February 3, 2024 and July 29, 2023: $57.2 million and $35.5 million, respectively).
The Company recognizes activity related to these derivative instruments within other operating expense, net in the condensed consolidated statements of operations. Losses were $0.3 million and $1.8 million during the 13 and 26 weeks ended August 3, 2024, respectively, and gains were $0.7 million and $0.5 million during the 13 and 26 weeks ended July 29, 2023, respectively.
The bank counterparties to the derivative instruments expose the Company to credit-related losses in the event of their non-performance. However, to mitigate that risk, the Company only contracts with counterparties that meet certain minimum requirements under its counterparty risk assessment process. As of August 3, 2024, the Company believes that this credit risk did not materially change the fair value of the foreign currency contracts.
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

Signet determines fair value based upon quoted prices when available or through the use of alternative approaches, such as discounting the expected cash flows using market interest rates commensurate with the credit quality and duration of the investment. The methods Signet uses to determine fair value on an instrument-specific basis are detailed below:

	August 3, 2024			February 3, 2024			July 29, 2023
(in millions)	Carrying Value	Level 1	Level 2	Carrying Value	Level 1	Level 2	Carrying Value	Level 1	Level 2
Assets:
US Treasury securities	$5.3	$5.3	$—	$5.3	$5.3	$—	$5.7	$5.7	$—
Foreign currency contracts	—	—	—	0.1	—	0.1	—	—	—
US government agency securities	—	—	—	0.5	—	0.5	0.5	—	0.5
Corporate bonds and notes	0.2	—	0.2	2.0	—	2.0	2.9	—	2.9
Total assets	$5.5	$5.3	$0.2	$7.9	$5.3	$2.6	$9.1	$5.7	$3.4

Liabilities:
Foreign currency contracts	$(0.4)	$—	$(0.4)	$(0.3)	$—	$(0.3)	$(1.0)	$—	$(1.0)
Total liabilities	$(0.4)	$—	$(0.4)	$(0.3)	$—	$(0.3)	$(1.0)	$—	$(1.0)
Investments in US Treasury securities are based on quoted market prices for identical instruments in active markets, and therefore were classified as Level 1 measurements in the fair value hierarchy. Investments in US government agency securities and corporate bonds and notes are based on quoted prices for similar instruments in active markets, and therefore were classified as Level 2 measurements in the fair value hierarchy. The fair value of derivative financial instruments has been determined based on market value equivalents on the balance sheet dates, taking into account the current interest rate environment and foreign currency forward rates, and therefore were classified as Level 2 measurements in the fair value hierarchy. See Note 13 for additional information related to the Company’s derivatives.
Goodwill and other indefinite-lived intangible assets are evaluated for impairment annually or more frequently if events or conditions were to indicate the carrying value of a reporting unit or an indefinite-lived intangible asset may be greater than its fair value. As described in Note 12, the Company performed its annual impairment assessment on a quantitative basis for certain reporting units and indefinite-lived intangible assets as of June 1, 2024. The fair values used in these assessments was calculated using a combination of the income and market approaches for the reporting units and the relief from royalty method for the indefinite-lived intangible assets. The fair values are Level 3 valuations based on certain unobservable inputs, including estimated sales growth; projected cash flows; discount rates; comparable company earnings multiples; and royalty rates, aligned with market-based assumptions. These unobservable inputs would be utilized by market participants in valuing these assets or prices of similar assets. See Note 12 for additional information.
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
The fair value of debt instruments were determined using quoted market prices in inactive markets based upon current observable market interest rates and therefore were classified as Level 2 measurements in the fair value hierarchy. The following table provides a summary of the carrying amount and fair value of outstanding debt:

	February 3, 2024		July 29, 2023
(in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
4.70% Senior unsecured notes due in June 2024 (Level 2) (1)	$147.7	$146.3	$147.5	$145.1
(1)    The Senior Notes were repaid during the second quarter of Fiscal 2025. See Note 15 for additional information.

15. Long-term debt

(in millions)	August 3, 2024	February 3, 2024	July 29, 2023
Debt:
4.70% Senior unsecured notes due in June 2024, net of unamortized discount	$—	$147.8	$147.7
Gross debt	—	147.8	147.7
Less: Current portion of long-term debt	—	(147.7)	(147.5)
Less: Unamortized debt issuance costs	—	(0.1)	(0.2)
Total long-term debt	$—	$—	$—
Senior unsecured notes due 2024
On May 19, 2014, Signet UK Finance plc (“Signet UK Finance”), a wholly owned subsidiary of the Company, issued $400 million aggregate principal amount of its 4.70% senior unsecured notes due in June 2024 (the “Senior Notes”). The Senior Notes were issued under an effective registration statement previously filed with the SEC. Interest on the Senior Notes was payable semi-annually on June 15 and December 15 of each year. The Senior Notes were jointly and severally guaranteed, on a full and unconditional basis, by the Company and by certain of the Company’s wholly owned subsidiaries.
On September 5, 2019, Signet UK Finance announced the commencement of a tender offer to purchase any and all of its outstanding Senior Notes (the “Tender Offer”). Signet UK Finance tendered $239.6 million of the Senior Notes, representing a purchase price of $950.00 per $1,000.00 in principal, leaving $147.8 million of the Senior Notes outstanding after the Tender Offer.
The Company fully repaid the Senior Notes upon maturity during the second quarter of Fiscal 2025.
Asset-based credit facility
On September 27, 2019, the Company entered into a senior secured asset-based revolving credit facility in an aggregate committed amount of $1.5 billion (the “ABL”). The Company has the option to increase the size of the ABL by up to an additional $600 million. On August 23, 2024, the Company entered into the Fourth Amendment to the Credit Agreement (the “Fourth Amendment”) to amend the ABL. The Fourth Amendment extended the maturity of the ABL from July 28, 2026 to August 23, 2029, and reduced the ABL aggregate commitment to $1.2 billion. In addition, the Fourth Amendment expands the assets counted in the calculation of the borrowing base applicable to the ABL to include all specified assets of borrower and guarantor entities.
The Company had no outstanding borrowings on the ABL for the periods presented and its available borrowing capacity was $1.2 billion as of August 3, 2024.
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

	13 weeks ended		26 weeks ended
(in millions)	August 3, 2024	July 29, 2023	August 3, 2024	July 29, 2023
Warranty reserve, beginning of period	$43.2	$41.3	$43.7	$40.8
Warranty expense	1.8	4.6	4.1	8.1
Utilized (1)	(2.7)	(3.0)	(5.5)	(6.0)
Warranty reserve, end of period	$42.3	$42.9	$42.3	$42.9
(1)     Includes impact of foreign exchange translation.

(in millions)	August 3, 2024	February 3, 2024	July 29, 2023
Disclosed as:
Accrued expenses and other current liabilities	$11.3	$11.8	$11.7
Other liabilities - non-current	31.0	31.9	31.2
Total warranty reserve	$42.3	$43.7	$42.9

17. Other operating expense, net
The following table provides the components of other operating expense, net for the 13 and 26 weeks ended August 3, 2024 and July 29, 2023:

	13 weeks ended		26 weeks ended
(in millions)	August 3, 2024	July 29, 2023	August 3, 2024	July 29, 2023
Litigation charges (1)	$—	$—	$—	$3.0
Restructuring charges (2)	(1.2)	(4.2)	(5.8)	(4.2)
Other	(1.4)	(1.4)	(1.6)	(2.5)
Other operating expense, net	$(2.6)	$(5.6)	$(7.4)	$(3.7)
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
During the 13 weeks ended July 29, 2023, the Company recorded charges related to the Plan of $7.7 million, of which $3.6 million related to employee-related costs, $0.6 million related to store closure costs and $3.5 million for asset impairments. During the 13 and 26 weeks ended August 3, 2024, the Company recorded charges related to the Plan of $1.4 million and $7.9 million, respectively, consisting of the following: $0.5 million and $2.7 million, respectively, for employee-related costs; $0.7 million and $3.1 million, respectively, for store closure costs; and $0.2 million and $2.1 million, respectively, related to asset impairments. Employee-related and store closure costs are recorded within other operating expense, net and asset impairments are recorded within asset impairments, net within the condensed consolidated statements of operations.
Cumulative costs to date related to the Plan are $19.2 million, consisting of the following: $8.1 million for employee-related costs; $4.7 million for store closure costs; and $6.4 million related to asset impairments. Total estimated costs related to the Plan are expected to range from $20 million to $30 million, including $10 million to $15 million of estimated charges for asset disposals and impairments.
19. Supplier finance program
The Company entered into a supplier finance program during Fiscal 2024. Under this program, a financial intermediary acts as the Company’s paying agent with respect to accounts payable due to certain suppliers. The Company agrees to pay the financial intermediary the stated amount of the confirmed invoices from the designated suppliers on the original maturity dates of the invoices. The supplier finance program enables Company suppliers to be paid by the financial intermediary earlier than the due date on the applicable invoice. The Company negotiates payment terms directly with its suppliers for the purchase of goods and services. No guarantees or collateral are provided by the Company under the supplier finance program. As of August 3, 2024, the Company had $13.7 million of confirmed invoices outstanding under the supplier finance program (February 3, 2024 and July 29, 2023: $7.8 million and zero, respectively). All activity related to the supplier finance program is included in accounts payable in the condensed consolidated balance sheets and within operating activities in the condensed consolidated statements of cash flows.
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

Previously settled matters
Employment practices
As previously disclosed, on June 8, 2022, the Company, through its subsidiary Sterling Jewelers Inc., reached a settlement agreement on a collective class arbitration proceeding associated with certain store-level employment practices. As a result of the settlement, the Company recorded a pre-tax charge of $188 million within other operating expense, net in the statement of operations during Fiscal 2023. This settlement charge included the payments to the class of approximately $175 million, as well as estimated employer payroll taxes, class administration fees and class counsel attorneys’ fees and costs. Based on the final assessment of employer payroll taxes due, the total settlement charge was reduced to approximately $185 million, which was fully funded by the Company in the first quarter of Fiscal 2024.
Other matters
As previously disclosed, in February 2023, the Company received an unfavorable ruling under a private arbitration involving a dispute with a vendor alleging breach of contract. As a result of this ruling, during the fourth quarter of Fiscal 2023, the Company recorded a pre-tax charge of $15.9 million within other operating expense, net in the consolidated statement of operations. This was paid in the first quarter of Fiscal 2024.

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
This management's discussion and analysis provides comparisons of material changes in the condensed consolidated financial statements for the 13 and 26 weeks ended August 3, 2024 and July 29, 2023.
FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains statements which are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based upon management's beliefs and expectations as well as on assumptions made by and data currently available to management, appear in a number of places throughout this document and include statements regarding, among other things, results of operations, financial condition, liquidity, prospects, growth, strategies and the industry in which we operate. The use of the words "expects," "intends," "anticipates," "estimates," "predicts," "believes," "should," "potential," "may," "preliminary," "forecast," "objective," "plan," or "target," and other similar expressions are intended to identify forward-looking statements. These forward-looking statements are not guarantees of future performance and are subject to a number of risks and uncertainties which could cause the actual results to not be realized, including, but not limited to: difficulty or delay in executing or integrating an acquisition, including Diamonds Direct and Blue Nile; executing other major business or strategic initiatives, such as expansion of the services business or realizing the benefits of our restructuring plans; the impact of the Israel-Hamas conflict on the operations of our quality control and technology centers in Israel; the negative impacts that public health crisis, disease outbreak, epidemic or pandemic has had, and could have in the future, on our business, financial condition, profitability and cash flows, including without limitation risks relating to shifts in consumer spending away from the jewelry category, trends toward more experiential purchases such as travel, disruptions in the dating cycle caused by the COVID-19 pandemic and the pace at which such impacts on engagements are expected to recover, and the Company’s ability to capture market share of the bridal category upon the recovery of engagements; general economic or market conditions, including impacts of inflation or other pricing environment factors on our commodity costs (including diamonds) or other operating costs; a prolonged slowdown in the growth of the jewelry market or a recession in the overall economy; financial market risks; a decline in consumer discretionary spending or deterioration in consumer financial position; disruptions in our supply chain; our ability to attract and retain labor; our ability to optimize our transformation strategies; changes to regulations relating to customer credit; disruption in the availability of credit for customers and customer inability to meet credit payment obligations, which has occurred and may continue to deteriorate; our ability to achieve the benefits related to the outsourcing of the credit portfolio, including due to technology disruptions and/or disruptions arising from changes to or termination of the relevant outsourcing agreements, as well as a potential increase in credit costs due to the current interest rate environment; deterioration in the performance of individual businesses or of our market value relative to its book value, resulting in further impairments of long-lived assets or intangible assets or other adverse financial consequences; the volatility of our stock price; the impact of financial covenants, credit ratings or interest volatility on our ability to borrow; our ability to maintain adequate levels of liquidity for our cash needs, including debt obligations, payment of dividends, planned share repurchases (including future Preferred Share conversions, execution of accelerated share repurchases and the payment of related excise taxes) and capital expenditures as well as the ability of our customers, suppliers and lenders to access sources of liquidity to provide for their own cash needs; potential regulatory changes; future legislative and regulatory requirements in the US and globally relating to climate change, including any new climate related disclosure or compliance requirements, such as those recently issued in the state of California or adopted by the SEC; exchange rate fluctuations; the cost, availability of and demand for diamonds, gold and other precious metals, including any impact on the global market supply of diamonds due to the ongoing Israel-Hamas conflict, the potential sale or divestiture of the De Beers Diamond Company and its diamond mining operations by parent company Anglo-American plc, and the ongoing Russia-Ukraine conflict or related sanctions; stakeholder reactions to disclosure regarding the source and use of certain minerals; scrutiny or detention of goods produced in certain territories resulting from trade restrictions; seasonality of our business; the merchandising, pricing and inventory policies followed by us and our ability to manage inventory levels; our relationships with suppliers including the ability to continue to utilize extended payment terms and the ability to obtain merchandise that customers wish to purchase; the failure to adequately address the impact of existing tariffs and/or the imposition of additional duties, tariffs, taxes and other charges or other barriers to trade or impacts from trade relations; the level of competition and promotional activity in the jewelry sector; our ability to optimize our multi-year strategy to gain market share, expand and improve existing services, innovate and achieve sustainable, long-term growth; the maintenance and continued innovation of our OmniChannel retailing and ability to increase digital sales, as well as management of digital marketing costs; changes in consumer attitudes regarding jewelry and failure to anticipate and keep pace with changing fashion trends; changes in the costs, retail prices, supply and consumer acceptance of, and demand for gem quality lab-created diamonds and adequate identification of the use of substitute products in our jewelry; ability to execute successful marketing programs and manage social media; the ability to optimize our real estate footprint, including operating in attractive trade areas and accounting for changes in consumer traffic in mall locations; the performance of and ability to recruit, train, motivate and retain qualified team members - particularly in regions experiencing low unemployment rates; management of social, ethical and environmental risks; ability to deliver on our environmental, social and governance goals; the reputation of Signet and its banners; inadequacy in and disruptions to internal controls and systems, including related to the migration to new information technology systems which impact financial reporting; risks associated with the Company’s use of artificial intelligence; security breaches and other disruptions to our or our third-party providers’ information technology infrastructure and databases; an adverse development in legal or regulatory proceedings or tax matters, including any new claims or litigation brought by employees, suppliers, consumers or shareholders, regulatory initiatives or investigations, and ongoing compliance with regulations and any consent orders or other legal or regulatory decisions; failure to comply with labor regulations; collective bargaining activity; changes in corporate taxation rates, laws, rules or practices in the US and other jurisdictions in which our subsidiaries are incorporated, including developments related to the tax treatment of companies engaged in Internet commerce or deductions associated with payments to foreign related parties that are subject to a low effective tax rate; risks related to international laws and Signet being a Bermuda corporation; risks relating to the outcome of pending litigation; our ability to protect our intellectual property or assets including cash which could be affected by failure of a financial institution or conditions affecting the banking system and financial markets as a whole; changes in assumptions used in making accounting estimates relating to items such as extended service plans; or the impact of weather-related incidents, natural disasters, organized crime or theft, increased security costs, strikes, protests, riots or terrorism, acts of war (including the ongoing Russia-Ukraine and Israel-Hamas conflicts), or another public health crisis or disease outbreak, epidemic or pandemic on our business.
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
OVERVIEW
Signet Jewelers Limited (“Signet” or the “Company”) is the world’s largest retailer of diamond jewelry. Signet is incorporated in Bermuda. The Company operated 2,668 retail locations as of August 3, 2024, which when combined with the Company’s digital capabilities under its Connected Commerce strategy, provides customers the opportunity to use both online and in-store experiences as part of their shopping journey. Signet manages its business by geography, a description of which follows:
•The North America reportable segment operates nine banners, with the majority operating through both online and brick and mortar retail operations. The segment had 2,310 locations in the US and 91 locations in Canada as of August 3, 2024.
◦In the US, the segment operates under the following banners: Kay (Kay Jewelers and Kay Outlet); Zales (Zales Jewelers and Zales Outlet); Jared (Jared The Galleria Of Jewelry and Jared Vault); Banter by Piercing Pagoda; Diamonds Direct; Rocksbox; and digital banners, James Allen and Blue Nile.
◦In Canada, the segment operates under the Peoples banner (Peoples Jewellers).
•The International reportable segment had 267 locations in the UK, Republic of Ireland and Channel Islands as of August 3, 2024, and maintains an online retail presence for its principal banners, H. Samuel and Ernest Jones.
Certain Company activities are managed in the “Other” reportable segment for financial reporting purposes, primarily the Company’s diamond sourcing operation and its diamond polishing factory in Botswana. See Note 4 of Item 1 for additional information regarding the Company’s reportable segments, and see Item 1 of Signet’s Fiscal 2024 Annual Report on Form 10-K for further background and description of the Company’s business.
Inspiring Brilliance strategy
The Company continues to execute the initiatives under its Inspiring Brilliance strategy, which is focused on the achievement of sustainable industry-leading growth toward its previously announced mid-term goals of growing revenue to $9 to $10 billion, with an annual double digit adjusted operating margin (see Non-GAAP Measures section for further information). The Inspiring Brilliance strategy focuses on sustainable enhancements to the differentiation of Signet’s banners, including the expansion of its accessible luxury portfolio, its connected commerce and digital capabilities and its initiatives to accelerate services and optimize its real estate footprint. As described in the Purpose and Strategy section within Item 1 of Signet’s Fiscal 2024 Annual Report on Form 10-K filed with the SEC on March 21, 2024, through its Inspiring Brilliance strategy, the Company is focused on leveraging the core strengths that it has developed since the beginning of its transformation six years ago. Signet aims to be the innovation and market share leader of the jewelry category with opportunity for additional market share expansion and profitable growth as the Company leverages its flexible operating model, strong cash flows, scale and core strengths while investing to widen its competitive advantages.
Overall performance - Second quarter Fiscal 2025
Signet’s sales decreased by 7.6% during the second quarter of Fiscal 2025 compared to the same period in Fiscal 2024. During the second quarter, the Company saw positive factors in sales driven by new fashion assortments, sequential improvements in engagement trends and overall same store sales and continued strong performance in services. However, these favorable impacts were more than offset by competitive pricing pressure, store closures and the UK watch divestiture, timing of the 53rd week from Fiscal 2024 which shifted some early Mother’s Day shopping into the first quarter, a slower than expected engagement recovery and continued macroeconomic impacts on consumer spending. The second quarter was also unfavorably impacted by the continued integration challenges at the digital banners which began in the second half of Fiscal 2024. During the second quarter of Fiscal 2025, the

Company’s average merchandise transaction values (“ATV”) increased by 1.6% in the North America reportable segment and decreased by 13.4% in the International reportable segment. The ATV increased in North America because of Signet’s strategic product assortment, particularly in fashion, while holding nearly flat ATV in bridal despite the competitive pricing pressure noted above. Same store sales in the International reportable segment were up 1.7% in the second quarter; however, overall reported sales and ATV were down year over year due to unfavorable impact of the previously disclosed divestiture of the prestige watch business in the fourth quarter of Fiscal 2024, which carried products at high price points.
Refer to the “Results of Operations” section below for further information on performance during the second quarter of Fiscal 2025.
Fiscal 2025 Outlook
The Company anticipates same store sales between -4.5% and +0.5% for full year Fiscal 2025, with sequential improvements expected to continue throughout the year, led by the engagement recovery and strength in fashion assortments and services. Although the engagement recovery has been somewhat slower than we expected, management’s data continues to point to multi-year engagement recovery back to pre-pandemic levels. We believe that the Company can leverage its data and strengths to execute targeted marketing at the right time to capture a significant share of the recovery, as well as leverage its competitive advantages such as scale, consumer insights, growing product newness, enhancing in-store and online customer experiences and the expansion of its service offerings. In our digital banners, although still expected to be a slight drag on full year same store sales, the Company anticipates modest sequential improvement in the back half of the year. While overall inflation has moderated, the Company anticipates that spending in discretionary categories may continue to be adversely impacted by high prices on consumer necessities and could further impact sales in Fiscal 2025 across all categories. The Company also continues to monitor the impact of a highly promotional competitive environment and the potential impacts on sales and gross margins for the remainder of the year.
The Company will continue strategic investments that differentiate Signet from its competitors, in particular investments in its banner value propositions, its services business, the newness of its product offerings, personalization of marketing, and its digital and data analytics capabilities. Furthermore, the Company will maintain its diligent and effective efforts to drive cost savings and leverage its flexible operating model, scale and fleet optimization. As part of its efforts to focus on its strategic business in the UK, the Company completed the divestiture of the Company’s UK prestige watch business during the fourth quarter of Fiscal 2024 and closed 20 stores to date in Fiscal 2025, primarily at the Ernest Jones banner. These actions, as well as further streamlining overhead in the UK support center, are aimed at improving profitability in this segment, with margins in line with the rest of the business within the next three years.
The Company continues to monitor the impacts of certain macroeconomic factors on its business, such as inflation and the Russia-Ukraine and Israel-Hamas conflicts. Signet operates quality control and technology centers in Israel, and to date, these operations have not been materially impacted by the geopolitical conflict in the Middle East. While the Company currently does not expect disruptions to its operations in Israel to have a material impact on the Company’s results of operations, the Company will continue to closely monitor this conflict and any impacts on its business, as well as its team members in Israel. Uncertainties exist that could impact the Company’s results of operations or cash flows in the future, such as competitive pricing pressure, including on lab-created diamonds, continued inflationary impacts to the Company (including, but not limited to, materials, labor, fulfillment and advertising costs) or adverse shifts in consumer discretionary spending, slower than anticipated recovery of engagements, deterioration of consumer credit, supply chain disruptions to the Company’s business, the Company’s ability to recruit and retain qualified team members, or organized retail crime and its impact to mall traffic. See “Forward-Looking Statements” above as well as the “Risk Factors” included in Item 1A of Signet’s Fiscal 2024 Annual Report on Form 10-K.

RESULTS OF OPERATIONS
Comparison of Second Quarter Fiscal 2025 to Second Quarter Fiscal 2024

	Second Quarter				Year to Date
	Fiscal 2025		Fiscal 2024		Fiscal 2025		Fiscal 2024
(in millions)	$	% of sales	$	% of sales	$	% of sales	$	% of sales
Sales	$1,491.0	100.0%	$1,613.6	100.0%	$3,001.8	100.0%	$3,281.6	100.0%
Cost of sales	(924.7)	(62.0)	(1,002.8)	(62.1)	(1,863.1)	(62.1)	(2,038.8)	(62.1)
Gross margin	566.3	38.0	610.8	37.9	1,138.7	37.9	1,242.8	37.9
Selling, general and administrative expenses	(498.4)	(33.4)	(511.2)	(31.7)	(1,013.8)	(33.8)	(1,041.6)	(31.7)
Asset impairments, net	(166.2)	(11.1)	(3.8)	(0.2)	(168.6)	(5.6)	(5.6)	(0.2)
Other operating expense, net	(2.6)	(0.2)	(5.6)	(0.3)	(7.4)	(0.2)	(3.7)	(0.1)
Operating (loss) income	(100.9)	(6.8)	90.2	5.6	(51.1)	(1.7)	191.9	5.8
Interest income, net	2.4	0.2	1.8	0.1	11.0	0.4	7.4	0.2
Other non-operating income (expense), net	1.6	0.1	0.3	—	1.8	0.1	(0.1)	—
(Loss) income before income taxes	(96.9)	(6.5)	92.3	5.7	(38.3)	(1.3)	199.2	6.1
Income taxes	(1.6)	(0.1)	(17.2)	(1.1)	(8.1)	(0.3)	(26.7)	(0.8)
Net (loss) income	$(98.5)	(6.6)%	$75.1	4.7%	$(46.4)	(1.5)%	$172.5	5.3%
Dividends on Preferred Shares	(3.0)	nm	(8.6)	nm	(95.2)	nm	(17.2)	nm
Net (loss) income attributable to common shareholders	$(101.5)	(6.8)%	$66.5	4.1%	$(141.6)	(4.7)%	$155.3	4.7%
nm    Not meaningful.
Second quarter sales
Signet's total sales decreased 7.6% year over year to $1.49 billion in the 13 weeks ended August 3, 2024. Same store sales decreased 3.4%, compared to a decrease of 12.0% in the prior year quarter. These decreases were the result of competitive pricing pressure, a slower than expected engagement recovery, timing of the 53rd week in Fiscal 2024 shifting some Mother’s Day sales into first quarter, the impacts of store closures, and the continued macroeconomic impacts on consumer spending. These decreases were partially offset by higher ATV in the second quarter in the North America segment led by growth in fashion.
eCommerce sales in the second quarter of Fiscal 2025 were $332.3 million, down $33.2 million or 9.1%, compared to $365.5 million in the prior year second quarter, driven by the decline in the bridal category, including the impact of the continued operational issues in the digital banners. eCommerce sales accounted for 22.3% of second quarter sales, down from 22.7% of total sales in the prior year second quarter. Brick and mortar same store sales decreased 2.9% from the prior year second quarter.
The breakdown of the second quarter sales performance by reportable segment is set out in the table below:

	Change from previous year
Second Quarter of Fiscal 2025	Same store sales (1)	Non-same store sales, net	Total sales at constant exchange rate (2)	Exchange translation impact	Total sales as reported	Total sales (in millions)
North America reportable segment	(3.7)%	(3.1)%	(6.8)%	(0.1)%	(6.9)%	$1,397.6
International reportable segment	1.7%	(17.5)%	(15.8)%	0.6%	(15.2)%	$86.5
Other reportable segment (3)	nm	nm	nm	nm	nm	$6.9
Signet	(3.4)%	(4.2)%	(7.6)%	—%	(7.6)%	$1,491.0
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

	Average Merchandise Transaction Value(1)(2)				Merchandise Transactions
	Average Value		Change from previous year		Change from previous year
Second Quarter	Fiscal 2025	Fiscal 2024	Fiscal 2025	Fiscal 2024	Fiscal 2025	Fiscal 2024
North America reportable segment	$578	$569	1.6%	4.4%	(8.8)%	(11.6)%
International reportable segment (3)	£161	£186	(13.4)%	3.3%	(3.6)%	(15.4)%
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
North America sales
The North America reportable segment’s total sales were $1.40 billion compared to $1.50 billion in the prior year quarter, or a decrease of 6.9%. This decrease was the result of competitive pricing pressure, a slower than expected engagement recovery, timing of the 53rd week in Fiscal 2024 shifting some Mother’s Day sales into first quarter, and the continued macroeconomic impacts on consumer spending. These decreases were partially offset by higher ATV in the second quarter and by the Company’s strategic product assortment which drove growth in fashion during the quarter. Same store sales decreased 3.7% compared to a decrease of 12.2% in the prior year quarter primarily due to the decline in the number of transactions by 8.8% year over year, offset by the higher ATV noted above.
International sales
The International reportable segment’s total sales decreased 15.2% to $86.5 million compared to $102.0 million in the prior year quarter, primarily due to the divestiture of the prestige watch business in the fourth quarter of Fiscal 2024, as well as the impact of store closures. Total sales at constant exchange rates decreased 15.8%. The number of transactions decreased 3.6% and ATV decreased 13.4% year over year.
Year to date sales
Signet’s total sales decreased 8.5% to $3.00 billion compared to $3.28 billion in the prior year. Signet’s same store sales decreased 6.2%, compared to a decrease of 13.0% in the prior year. As further described above, these declines were driven primarily by competitive pricing pressure, a slower than expected engagement recovery, and continued pressure on consumer discretionary spending.
eCommerce sales year to date were $670.2 million, down $75.9 million or 10.2%, compared to $746.1 million in the prior year. eCommerce sales accounted for 22.3% of year to date sales, down from 22.7% of total sales in the prior year. Brick and mortar same store sales decreased 5.3% from the prior period. The decrease in eCommerce sales as of percentage of sales is primarily driven by the decline in the bridal category, including the unfavorable impact from continued operational issues in the digital banners.
The breakdown of the year to date sales performance by reportable segment is set out in the table below:

	Change from previous year
Year to date Fiscal 2025	Same store sales (1)	Non-same store sales, net	Total sales at constant exchange rate (2)	Exchange translation impact	Total sales as reported	Total sales (in millions)
North America reportable segment	(6.6)%	(1.4)%	(8.0)%	—%	(8.0)%	$2,817.6
International reportable segment	(0.7)%	(16.9)%	(17.6)%	1.5%	(16.1)%	$163.7
Other reportable segment (3)	nm	nm	nm	nm	nm	$20.5
Signet	(6.2)%	(2.4)%	(8.6)%	0.1%	(8.5)%	$3,001.8
(1)    The 53rd week in Fiscal 2024 has resulted in a shift as the current fiscal year began a week later than the previous fiscal year. As such, same store sales for Fiscal 2025 have been calculated by aligning the sales weeks of the current year to date period to the equivalent sales weeks in the prior fiscal year. Total reported sales continue to be calculated based on the reported fiscal periods.
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
(3)    Includes sales from Signet’s diamond sourcing operation.
nm Not meaningful.

	Average Merchandise Transaction Value(1)(2)				Merchandise Transactions
	Average Value		Change from previous year		Change from previous year
Year to date Fiscal 2025	Fiscal 2025	Fiscal 2024	Fiscal 2025	Fiscal 2024	Fiscal 2025	Fiscal 2024
North America reportable segment	$565	$565	—%	4.8%	(8.3)%	(13.4)%
International reportable segment (3)	£160	£187	(14.4)%	6.3%	(4.7)%	(16.6)%
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
North America sales
The North America reportable segment’s total sales were $2.82 billion compared to $3.06 billion in the prior year, down 8.0%. This decrease was primarily driven by the impact of heightened inflationary pressure on consumers’ discretionary spending and the decline in the bridal category, driven by lower engagements. Same store sales decreased 6.6% compared to a decrease of 13.3% in the prior year. North America’s ATV remained relatively flat when compared with the prior year, while the number of transactions decreased 8.3%.
International sales
The International reportable segment’s total sales decreased 16.1% to $163.7 million compared to $195.0 million in the prior year, primarily due to the impact of the divestiture of the prestige watch business in the fourth quarter of Fiscal 2024 and the impact of store closures. Total sales at constant exchange rates decreased 17.6%. The number of transactions decreased 4.7% and ATV decreased 14.4% over prior year. The decline in ATV was driven by the divestiture of the prestige watch business, which carried products at high price points.
Gross margin
In the second quarter of Fiscal 2025, gross margin was $566.3 million or 38.0% of sales compared to $610.8 million or 37.9% of sales in the prior year comparable period. In the first half of Fiscal 2025, gross margin was $1.1 billion or 37.9% of sales compared to $1.2 billion or 37.9% of sales in the prior year comparable period. The Company maintained relatively flat gross margins for both the 13 and 26 weeks ended August 3, 2024 reflecting a more than 100 basis points improvement in merchandise margins, led by growth in services, product newness and higher fashion penetration, which nearly offset the deleveraging of fixed costs on lower sales volume.
Selling, general and administrative expenses (“SG&A”)
In the second quarter of Fiscal 2025, SG&A was $498.4 million or 33.4% of sales compared to $511.2 million or 31.7% of sales in the prior year quarter. In the first half of Fiscal 2025, SG&A was $1.01 billion or 33.8% of sales compared to $1.04 billion or 31.7% of sales in the prior year comparable period. The increase in SG&A as a percentage of sales for both the 13 and 26 weeks ended August 3, 2024 was driven by higher advertising expense and deleverage of fixed costs, primarily the fixed portion of labor.
Asset impairments, net
For the 13 and 26 weeks ended August 3, 2024, the Company recorded non-cash, pre-tax impairment charges of $166.2 million and $168.6 million, respectively, compared to charges of $3.8 million and $5.6 million in the 13 and 26 weeks ended July 29, 2023, respectively. In the first half of Fiscal 2025, $166.0 million of the charges related to impairment of goodwill and indefinite-lived trade names for Diamonds Direct and the Digital Banners, and $2.6 million related to the impairment of long-lived assets. In the first half of 2024, all charges were related to the impairment of long-lived assets. See Note 12 and Note 18 for additional information.
Other operating expense, net
In the second quarter of Fiscal 2025, other operating expense was $2.6 million, compared to $5.6 million in the prior year quarter. In the first half of Fiscal 2025, other operating expense was $7.4 million compared to $3.7 million in the prior year comparable period. The 13 and 26 weeks ended August 3, 2024 primarily included restructuring charges of $1.2 million and $5.8 million, respectively, and foreign exchange losses of $0.5 million and $1.2 million, respectively. The 13 and 26 weeks ended July 29, 2023 primarily included restructuring charges of $4.2 million and foreign exchange rate losses of $1.2 million and $1.8 million, respectively, partially offset by a credit to income of $3.0 million related to an adjustment of a prior litigation accrual. See Note 17, Note 18 and Note 20 for additional information.

Operating (loss) income
For the second quarter of Fiscal 2025, operating loss was $100.9 million or (6.8)% of sales, compared to operating income of $90.2 million or 5.6% of sales in the prior year quarter. In the first half of Fiscal 2025, operating loss was $51.1 million or (1.7)% of sales compared to $191.9 million or 5.8% of sales in the prior year comparable period. The decrease in operating income both the 13 and 26 weeks ended August 3, 2024 was primarily driven by the impact of goodwill and indefinite-lived intangible impairment charges, lower sales volume and higher advertising expense noted above, partially offset by improved merchandise margins and cost savings initiatives.
Signet’s operating (loss) income by reportable segment for the second quarter is as follows:

	Fiscal 2025		Fiscal 2024
(in millions)	$	% of segment sales	$	% of segment sales
North America reportable segment (1)	$(77.2)	(5.5)%	$117.1	7.8%
International reportable segment (2)	(4.2)	(4.9)%	(7.0)	(6.9)%
Other reportable segment	(2.6)	nm	(1.0)	nm
Corporate and unallocated expenses	(16.9)	nm	(18.9)	nm
Operating (loss) income	$(100.9)	(6.8)%	$90.2	5.6%
Signet’s operating (loss) income by reportable segment for the year to date period is as follows:

	Fiscal 2025		Fiscal 2024
(in millions)	$	% of segment sales	$	% of segment sales
North America reportable segment (1)	$6.0	0.2%	$241.8	7.9%
International reportable segment (2)	(17.2)	(10.5)%	(13.9)	(7.1)%
Other reportable segment	(5.7)	nm	(1.7)	nm
Corporate and unallocated expenses	(34.2)	nm	(34.3)	nm
Operating (loss) income	$(51.1)	(1.7)%	$191.9	5.8%
(1)    Operating (loss) income during the 13 and 26 weeks ended August 3, 2024 includes $166.2 million and $168.2 million, respectively, of asset impairment charges primarily related to goodwill and indefinite-lived intangible assets; $0.9 million and $1.1 million, respectively, of integration-related expenses, primarily severance and retention, incurred for the integration of Blue Nile; and $0.2 million and $0.8 million, respectively, of restructuring charges.
Operating income during the 13 and 26 weeks ended July 29, 2023 includes $4.8 million and $12.6 million, respectively, of acquisition and integration-related expenses, primarily severance and retention, and exit and disposal costs, and system decommissioning costs incurred for the integration of Blue Nile; $3.8 million and $5.6 million, respectively, of net asset impairment charges; and $4.2 million of restructuring charges. Operating income during the 26 weeks ended July 29, 2023 includes a $3.0 million credit to income related to the adjustment of a prior litigation accrual.
See Note 12, Note 18 and Note 20 for additional information.
(2)    Operating loss during the 13 and 26 weeks ended August 3, 2024 includes $1.0 million and $5.0 million, respectively, of restructuring charges and $1.2 million and $2.5 million, respectively, of net losses from the previously announced divestiture of the UK prestige watch business. Operating loss during the 26 weeks ended August 3, 2024 includes $0.4 million of net asset impairment charges primarily related to planned store closures.
    See Note 18 for additional information.
Interest income, net
For the 13 and 26 weeks ended August 3, 2024, net interest income was $2.4 million and $11.0 million, respectively, compared to net interest income of $1.8 million and $7.4 million in the 13 and 26 weeks ended July 29, 2023, respectively. The increase in net interest income recognized in the 13 weeks ended August 3, 2024 compared to the prior year comparable period was the result of lower interest expense incurred as a result of the repayment of the Senior Notes in the second quarter. The increase in net interest income recognized in the 26 weeks ended August 3, 2024 compared to the prior year comparable period was due to higher invested cash balances compared to the prior year period, higher interest rates and lower interest expense incurred as a result of the repayment of the Senior Notes as previously noted.
Income taxes
In the second quarter of Fiscal 2025, income tax expense was $1.6 million, with an effective tax rate (“ETR”) of (1.7)%, compared to income tax expense of $17.2 million, with an ETR of 18.6%, in the prior year comparable period. The ETR for the second quarter of Fiscal 2025 was primarily impacted by the discrete impairment charges of $166 million, of which $123 million relates to non-deductible goodwill. The Fiscal 2024 ETR was lower than the US federal income tax rate, primarily due to the favorable impacts of foreign rate differences and benefits from global reinsurance arrangements.
In the year to date period of Fiscal 2025, income tax expense was $8.1 million, with an ETR of (21.1)%, compared to income tax expense of $26.7 million, with an ETR of 13.4% in the prior year comparable period. The ETR for the 26 weeks ended August 3, 2024 was lower than the US federal income tax rate, primarily due to the favorable impact of foreign rate differences and benefits from global reinsurance arrangements, as well as discrete tax impacts during Fiscal 2025, including the non-deductible impairment charges described above and the excess tax benefit for share-based compensation which vested during the year of $5.0 million. The year to date ETR in the prior year comparable period was lower than the US federal income tax rate primarily due to the discrete tax benefits related to the reclassification of the remaining pension settlement loss out of AOCI of $4.1 million and the excess tax benefit for share-based compensation which vested during the year of $7.7 million.
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
1. Net cash
Net cash is a non-GAAP measure defined as the total of cash and cash equivalents less debt. Management considers this metric to be helpful to understand the total indebtedness of the Company after consideration of cash balances on-hand.

(in millions)	August 3, 2024	February 3, 2024	July 29, 2023
Cash and cash equivalents	$403.1	$1,378.7	$690.2
Less: Current portion of long-term debt	—	(147.7)	(147.5)
Net cash	$403.1	$1,231.0	$542.7
2. Free cash flow
Free cash flow is a non-GAAP measure defined as the net cash provided by (used in) operating activities less purchases of property, plant and equipment. Management considers this metric to be helpful in understanding how the business is generating cash from its operating and investing activities that can be used to meet the financing needs of the business. Free cash flow is an indicator frequently used by management to evaluate its overall liquidity needs and determine appropriate capital allocation strategies. Free cash flow does not represent the residual cash flow available for discretionary purposes.

	13 weeks ended		26 weeks ended
(in millions)	August 3, 2024	July 29, 2023	August 3, 2024	July 29, 2023
Net cash provided by (used in) operating activities	$43.8	$128.5	$(114.4)	$(253.3)
Purchase of property, plant and equipment	(28.0)	(28.3)	(51.3)	(55.4)
Free cash flow	$15.8	$100.2	$(165.7)	$(308.7)
3.     Earnings before interest, income taxes, depreciation and amortization (“EBITDA”) and adjusted EBITDA
EBITDA is a non-GAAP measure defined as earnings before interest, income taxes, depreciation and amortization. EBITDA is an important indicator of operating performance as it excludes the effects of financing and investing activities by eliminating the effects of interest, income taxes, depreciation and amortization costs. Adjusted EBITDA is a non-GAAP measure, defined as earnings before interest, income taxes, depreciation and amortization, share-based compensation expense, non-operating expense, net and certain non-GAAP accounting adjustments. Reviewed in conjunction with net income and operating income, management believes that EBITDA and adjusted EBITDA helps enhance management’s and investors’ ability to evaluate and analyze trends regarding Signet’s business and performance based on its current operations. EBITDA and adjusted EBITDA are also inputs into the Company’s leverage ratios, which are non-GAAP measures disclosed periodically in investor materials and other Company filings with the SEC, including annually in the Company’s Form 10-K.

	13 weeks ended		26 weeks ended
(in millions)	August 3, 2024	July 29, 2023	August 3, 2024	July 29, 2023
Net (loss) income	$(98.5)	$75.1	$(46.4)	$172.5
Income taxes	1.6	17.2	8.1	26.7
Interest income, net	(2.4)	(1.8)	(11.0)	(7.4)
Depreciation and amortization	37.9	43.6	74.5	86.7
Amortization of unfavorable contracts	(0.4)	(0.4)	(0.9)	(0.9)
EBITDA	$(61.8)	$133.7	$24.3	$277.6
Other non-operating (income) expense, net	(1.6)	(0.3)	(1.8)	0.1
Share-based compensation	10.7	13.9	18.3	25.2
Other accounting adjustments
Asset impairments (1)	166.2	3.5	168.1	3.5
Restructuring charges (2)	1.2	4.2	5.8	4.2
Loss on divestitures, net (3)	1.2	—	2.5	—
Integration-related expenses (4)	0.9	4.8	1.1	12.6
Litigation charges (5)	—	—	—	(3.0)
Adjusted EBITDA	$116.8	$159.8	$218.3	$320.2
(1)    Primarily includes asset impairment charges related to goodwill and indefinite-lived intangible assets. Refer to Note 12 for additional information.
(2)    Restructuring charges were incurred primarily as a result of the Company’s rationalization of its store footprint and reorganization of certain centralized functions. Refer to Note 18 for additional information.
(3)    Includes net losses from the previously announced divestiture of the UK prestige watch business.
(4)    Fiscal 2025 includes severance and retention expenses related to the integration of Blue Nile; Fiscal 2024 includes expenses related to the integration of Blue Nile, primarily severance and retention, exit and disposal costs and system decommissioning costs.
(5)    Includes a credit to income related to the adjustment of a prior litigation accrual recognized in Fiscal 2023. Refer to Note 20 for additional information.
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

	13 weeks ended		26 weeks ended
(in millions)	August 3, 2024	July 29, 2023	August 3, 2024	July 29, 2023
Operating (loss) income	$(100.9)	$90.2	$(51.1)	$191.9
Asset impairments (1)	166.2	3.5	168.1	3.5
Restructuring charges (2)	1.2	4.2	5.8	4.2
Loss on divestitures, net (3)	1.2	—	2.5	—
Integration-related expenses (4)	0.9	4.8	1.1	12.6
Litigation charges (5)	—	—	—	(3.0)
Adjusted operating income	$68.6	$102.7	$126.4	$209.2

Operating margin	(6.8)%	5.6%	(1.7)%	5.8%
Adjusted operating margin	4.6%	6.4%	4.2%	6.4%
(1)    Primarily includes asset impairment charges related to goodwill and indefinite-lived intangible assets. Refer to Note 12 for additional information.
(2)    Restructuring charges were incurred primarily as a result of the Company’s rationalization of its store footprint and reorganization of certain centralized functions. Refer to Note 18 for additional information.
(3)    Includes net losses from the previously announced divestiture of the UK prestige watch business.
(4)    Fiscal 2025 includes severance and retention expenses related to the integration of Blue Nile; Fiscal 2024 includes expenses related to the integration of Blue Nile, primarily severance and retention, exit and disposal costs and system decommissioning costs.
(5)    Includes a credit to income related to the adjustment of a prior litigation accrual recognized in Fiscal 2023. Refer to Note 20 for additional information.

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

	13 weeks ended		26 weeks ended
	August 3, 2024	July 29, 2023	August 3, 2024	July 29, 2023
Diluted EPS	$(2.28)	$1.38	$(3.17)	$3.17
Asset impairments (1)	3.73	0.06	3.77	0.06
Restructuring charges (2)	0.03	0.08	0.13	0.08
Loss on divestitures, net (3)	0.03	—	0.06	—
Integration-related expenses (4)	0.02	0.09	0.02	0.24
Litigation charges (5)	—	—	—	(0.06)
Tax impact of items above	(0.26)	(0.06)	(0.30)	(0.16)
Deemed dividend on redemption of Preferred Shares (6)	—	—	1.91	—
Dilution effect (7)	(0.02)	—	(0.07)	—
Adjusted diluted EPS	$1.25	$1.55	$2.35	$3.33
(1)    Primarily includes asset impairment charges related to goodwill and indefinite-lived intangible assets. Refer to Note 12 for additional information.
(2)    Restructuring charges were incurred primarily as a result of the Company’s rationalization of its store footprint and reorganization of certain centralized functions. Refer to Note 18 for additional information.
(3)    Includes net losses from the previously announced divestiture of the UK prestige watch business.
(4)    Fiscal 2025 includes severance and retention expenses related to the integration of Blue Nile; Fiscal 2024 includes expenses related to the integration of Blue Nile, primarily severance and retention, exit and disposal costs and system decommissioning costs.
(5)    Includes a credit to income related to the adjustment of a prior litigation accrual recognized in Fiscal 2023. Refer to Note 20 for additional information.
(6)    As described in Note 5, the Company recorded a deemed dividend to net (loss) income attributable to common shareholders of $85.1 million in the first quarter of Fiscal 2025, which represents the excess of the conversion value of the Preferred Shares over their carrying value upon redemption, and includes $1.5 million of related expenses.
(7)    Adjusted diluted EPS for the 13 and 26 weeks ended August 3, 2024 was calculated using 44.9 million and 47.9 million diluted weighted average common shares outstanding, respectively. The additional dilutive shares were excluded from the calculation of GAAP diluted EPS as their effect was antidilutive. Refer to Note 7 for additional information.
LIQUIDITY AND CAPITAL RESOURCES
Overview
The Company’s primary sources of liquidity are cash on hand, cash provided by operations and availability under its senior secured asset-based revolving credit facility (the “ABL”). As of August 3, 2024, the Company had $403.1 million of cash and cash equivalents and no outstanding borrowings on the ABL. The available borrowing capacity on the ABL was $1.2 billion as of August 3, 2024.
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
Investing in growth
Since the Company’s transformation strategies began in Fiscal 2019, the Company has delivered substantially against its strategic priorities to establish the Company as the OmniChannel jewelry category leader and position its business for sustainable long-term growth. The investments and new capabilities built during the past few years laid the foundation for the Company’s accelerated growth, including prioritizing investments in digital technology and data analytics, and enhancing and optimizing a connected commerce shopping journey for customers. In addition, these investments have been fueled by cost reductions and structural improvements that have generated annual cost savings of more than $800 million since the Company’s transformation began, with additional cost savings of up to $200 million in new initiatives for Fiscal 2025. The Company’s cash discipline has led to more efficient working capital, through both the extension of payment days with the Company’s vendor base, as well as through improvement in productivity and the overall health and newness of the Company’s inventory. The Company also invested $125.5 million for capital expenditures in Fiscal 2024 and has planned for capital expenditures of up to $180 million in Fiscal 2025, reflecting primarily investments in new stores and renovations, as well as additional digital and technology advancements.

The Company has also made various strategic acquisitions in line with its Inspiring Brilliance growth strategy over the past three years, investing nearly $900 million for the acquisitions of Diamonds Direct in Fiscal 2022, Blue Nile in Fiscal 2023 and SJR in Fiscal 2024. The acquisitions of Diamonds Direct and Blue Nile have accelerated the Company’s growth in accessible luxury and bridal by allowing Signet to reach into new markets and new customers, through Diamonds Direct’s continued store expansion and through Blue Nile’s broadening of Signet's digital leadership across the jewelry category. In addition, the acquisition of certain assets of SJR in the second quarter of Fiscal 2024, as well as the transition of the former Blue Nile Seattle fulfillment center to a new enterprise-wide repair facility has expanded the Company’s services capacity and capabilities.
In addition to the acquisitions, the Company divested the operations and certain assets related to the prestige watch business in the UK during the fourth quarter of Fiscal 2024 for approximately $54 million. The Company believes the divestiture of this non-strategic business will enable the UK to accelerate key elements of its transformation.
Optimized capital structure
The Company has made significant progress over the past few years in line with its strategic priority to ensure a strong cash and overall liquidity position, including fully outsourcing credit and eliminating the UK Pension Scheme. Additionally over that period, the Company has repaid all outstanding debt, culminating in the full repayment of the Senior Notes at maturity in the second quarter of Fiscal 2025 using cash on hand. In addition, the Company has recently completed the extension of the ABL to August 2029 at substantially the same terms, as further described in Note 15. The ABL aggregate commitment has been reduced to $1.2 billion to better align with our reduced inventory base over the past few years, as well as provide cost savings on unused commitment fees.
On April 1, 2024, in accordance with the terms of the amended Certificate of Designation for the Preferred Shares and upon notice from the Preferred Holders, the Company redeemed half of the Preferred Shares in cash for $414.1 million, including accrued and unpaid dividends. In May 2024, the Preferred Holders elected to convert an additional 100,000 Preferred Shares, which were settled in cash by the Company for $129.0 million. The early redemptions of the Preferred Shares from cash on hand highlight the effectiveness of the Company’s flexible operating model, which has generated significant free cash flow over the past few years. Refer to Note 5 for additional information.
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
Returning cash to shareholders
The Company remains committed to its goal to return cash to shareholders, which includes being a dividend growth company. For the third year in a row, Signet has increased its quarterly common dividend from $0.23 per share in Fiscal 2024 to $0.29 per share beginning in Fiscal 2025. The Company also remains focused on share repurchases under its 2017 Program. In March 2024, the Board approved a further $200 million increase to the multi-year authorization under the 2017 Program. The Company repurchased $47.2 million of common shares during the 26 weeks ended August 3, 2024 with $813.8 million of shares authorized for repurchase remaining as of August 3, 2024. See Note 6 for additional information related to the common share repurchases.
The Company believes that cash on hand, cash flows from operations and available borrowings under the ABL will be sufficient to meet its ongoing business requirements for at least the 12 months following the date of this report, including funding working capital needs, projected investments in the business (including capital expenditures), conversions or redemptions of the remaining outstanding Preferred Shares, and returns to shareholders through dividends and common share repurchases.
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

Summary cash flow
The following table provides a summary of Signet’s cash flow activity for Fiscal 2025 and Fiscal 2024:

	26 weeks ended
(in millions)	August 3, 2024	July 29, 2023
Net cash used in operating activities	$(114.4)	$(253.3)
Net cash used in investing activities	(57.2)	(60.9)
Net cash used in financing activities	(801.9)	(163.8)
Decrease in cash and cash equivalents	$(973.5)	$(478.0)

Cash and cash equivalents at beginning of period	$1,378.7	$1,166.8
Decrease in cash and cash equivalents	(973.5)	(478.0)
Effect of exchange rate changes on cash and cash equivalents	(2.1)	1.4
Cash and cash equivalents at end of period	$403.1	$690.2
Operating activities
Net cash used in operating activities was $114.4 million during the 26 weeks ended August 3, 2024 compared to $253.3 million in the prior year comparable period. The change in operating cash flows compared to prior year was primarily driven by the payment of litigation settlements in the prior year noted below, partially offset by the impact of lower sales on cash flows year over year. The significant movements in operating cash flows are further described below:
•Net loss was $46.4 million compared to net income of $172.5 million in the prior year period, a decrease of $218.9 million. This decrease was primarily the result of non-cash asset impairment charges of $168.6 million taken during Fiscal 2025, as well as lower sales and gross profit compared to prior year. Refer to Note 12 for additional information.
•The change in current income taxes was a use of $52.0 million in the current period compared to a use of $15.5 million in the prior year. The current year use was primarily the result of net income tax payments of $74.3 million, compared to net income tax refunds of $2.7 million in the prior year period.
•Cash used by inventory was $41.4 million compared to a source of $65.0 million in the prior year period driven by replenishment of inventories to healthier in-stock levels in the current year.
•Cash used by accounts payable was $193.3 million compared to a use of $300.0 million in the prior year period. Accounts payable decreased in the current year as a result of normal pay down of invoices due from Holiday Season merchandise purchases. The change compared to prior year is due to the above noted higher replenishment of inventory in the current year.
•Cash used by accrued expenses and other liabilities was $36.1 million, compared to a use of $257.1 million in the prior year period. This difference is driven primarily by litigation settlements which were accrued in Fiscal 2023 and paid during the first quarter of Fiscal 2024. See Note 20 for additional information.
Investing activities
Net cash used in investing activities for the 26 weeks ended August 3, 2024 was $57.2 million compared to a use of $60.9 million in the prior period. Cash used in Fiscal 2025 was primarily related to capital expenditures of $51.3 million. Capital expenditures are associated with new stores, remodels of existing stores, and strategic capital investments in digital and IT. Signet has planned Fiscal 2025 capital expenditures of up to $180 million. In Fiscal 2024, net cash used in investing activities was primarily related to capital expenditures of $55.4 million.
Stores opened and closed in the 26 weeks ended August 3, 2024:

Store count by segment	February 3, 2024	Openings	Closures	August 3, 2024
North America segment (1)	2,411	3	(13)	2,401
International segment (1)	287	—	(20)	267
Signet	2,698	3	(33)	2,668
(1)    The net change in selling square footage for Fiscal 2025 for the North America and International segments was (0.1%) and (5.5%), respectively.
Financing activities
Net cash used in financing activities for the 26 weeks ended August 3, 2024 was $801.9 million, consisting of the redemption of a portion of the Preferred Shares of $541.0 million, the repayment of the Senior Notes of $147.8 million upon maturity, payments for withholding taxes related to the settlement of the Company’s share-based compensation awards of $28.4 million, preferred and common share dividends paid of $37.5 million, and the repurchase of $47.2 million of common shares.

Net cash used in financing activities for the 26 weeks ended July 29, 2023 was $163.8 million, consisting of the repurchase of $82.4 million of common shares, payments for withholding taxes related to the settlement of the Company’s share-based compensation awards of $45.6 million, and preferred and common share dividends paid of $35.8 million.
Movement in cash and indebtedness
Cash and cash equivalents at August 3, 2024 were $403.1 million compared to $690.2 million as of July 29, 2023. The decrease year over year was primarily driven by the redemption of a portion of the Preferred Shares, the repayment of the Senior Notes upon maturity, payments for withholding taxes and common share repurchases, as described above, partially offset by cash flow from operations. Signet has cash and cash equivalents invested in various ‘AAA’ rated government money market funds and at a number of large, highly-rated financial institutions. The amount invested in each liquidity fund or at each financial institution takes into account the credit rating and size of the liquidity fund or financial institution and is invested for short-term durations.
As further described in Note 15, the Company entered into an agreement to amend the ABL on August 23, 2024. The amendment extended the maturity of the ABL from July 28, 2026 to August 23, 2029 and reduced the size of the ABL to $1.2 billion to better reflect current business needs based primarily on the lower inventory levels maintained over the past few years. The Company continues to have an option to increase the size of the ABL by up to an additional $600 million.
There were no borrowings under the ABL during the 26 weeks ended August 3, 2024 and July 29, 2023. Available borrowing capacity under the ABL was $1.2 billion as of August 3, 2024.
The Company had no outstanding debt as of August 3, 2024. As further described in Note 15, the Company fully repaid the Senior Notes upon maturity in the second quarter of Fiscal 2025 using cash on hand. At July 29, 2023, Signet had $147.7 million of outstanding debt, consisting entirely of the Senior Notes.
Net cash was $403.1 million as of August 3, 2024 compared to net cash of $542.7 million as of July 29, 2023. Refer to the non-GAAP measures discussed above for the definition of net cash and reconciliation to its most comparable financial measure presented in accordance with GAAP.
As of August 3, 2024, February 3, 2024 and July 29, 2023, the Company was in compliance with all debt covenants.
SEASONALITY
Signet’s business is seasonal, with the fourth quarter historically accounting for approximately 35-40% of annual sales as well as for a substantial portion of the annual operating income. The “Holiday Season” consists of results for the months of November and December, with December being the highest volume month of the year.
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
Due to various impacts of the current market conditions on key inputs and assumptions, such as rising interest rates and the macroeconomic impact on consumers’ discretionary spending, the Company determined that quantitative impairment assessments were required for the Diamonds Direct and Digital Banners reporting units as well as the Blue Nile and Diamonds Direct trade names as of the annual impairment testing date during the second quarter of Fiscal 2025.
As part of the quantitative assessments, management reevaluated its long-term cash flow projections, primarily related to sales growth in the Digital Banners and Diamonds Direct. Both banners have a higher bridal mix compared to the rest of Signet, and thus the slower than expected engagement recovery and continued pressure on consumer discretionary spending have had a disproportionate impact on these businesses as compared to the other Signet banners. In addition, to a lesser degree, the Digital Banners sales have been impacted by market declines in lab created diamond pricing over the past year. Management also determined an increase in discount rates was required to reflect the current interest rate environment at the valuation date, as well as to reflect additional forecast risk related to the Digital Banners due to the previously discussed challenges related to the integration of Blue Nile. Therefore, these higher discount rates, in conjunction with the revised cash flow projections, resulted in lower than previously projected discounted cash flows for the reporting units and trade names which negatively affected the valuations compared to previous valuations. Based on the results of the quantitative impairment assessments, the Company determined that no impairment was required for the Diamonds Direct reporting unit, as its estimated fair value exceeded its carrying value by 11%. However, during the second quarter of Fiscal 2025, the Company recognized pre-tax impairment charges related to the Diamonds Direct trade name, the Digital Banners reporting unit, and the Blue Nile trade name of $7.0 million, $123.0 million and $36.0 million, respectively, as their respective carrying values exceeded their fair values.
The Company noted that an increase in the discount rate and/or a further softening of sales and operating income trends for any of these reporting units and related trade names, particularly during the Holiday Season, could result in a further decline in the estimated fair values of the indefinite-lived intangible assets, including goodwill, which could result in future material impairment charges.
As a result of the impairments noted above, the carrying values of the Diamonds Direct trade name, the Digital Banners goodwill, and the Blue Nile trade name were $119 million, $203.1 million, and $60 million, respectively, and approximate their fair values. The Company will continue to monitor events or circumstances that could trigger the need for an interim impairment test. The Company believes that the estimates and assumptions related to sales and operating income trends, discount rates, royalty rates and other assumptions are reasonable, but they are subject to change from period to period. Future economic conditions or operating performance, such as declines in sales or increases in discount rates, could differ from those projected by management in its most recent impairment tests for indefinite-lived intangible assets, including goodwill. This could impact our estimates of fair values and may result in future material impairment charges. See Note 12 of Item 1 for additional information.
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
Signet’s market risk profile as of August 3, 2024 has not materially changed since February 3, 2024. The market risk profile as of February 3, 2024 is disclosed in Signet’s Annual Report on Form 10-K, filed with the SEC on March 21, 2024.

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
Management, including the Chief Executive Officer and Chief Financial, Strategy & Services Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as amended. Based on this review, the Chief Executive Officer and Chief Financial, Strategy & Services Officer concluded that the disclosure controls and procedures were effective as of August 3, 2024.
Changes in Internal Control over Financial Reporting
There were no changes to the Company’s internal control over financial reporting during the second quarter of Fiscal 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Repurchases of equity securities
The following table contains the Company’s repurchases of common shares in the second quarter of Fiscal 2025:

Period	Total number of shares purchased	Average price paid per share (1)	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
May 5, 2024 to June 1, 2024	37,712	$102.59	37,712	$849,727,542
June 2, 2024 to June 29, 2024	85,006	$96.09	85,006	$841,559,268
June 30, 2024 to August 3, 2024	318,047	$87.33	318,047	$813,782,943
Total	440,765	$90.30	440,765	$813,782,943
(1)    The average price paid per share excludes commissions paid of $8,656 in connection with the repurchases made under the 2017 Share Repurchase Program.
ITEM 5. OTHER INFORMATION
Rule 10b5-1 Trading Arrangements
During the second quarter of Fiscal 2025, the following director and officer of the Company, as defined in Rule 16-1(f), adopted a Rule 10b5-1 Trading Arrangement (as defined in Item 408(a) of Regulation S-K) to sell common shares:

Name	Title	Adoption Date	Expiration Date (1)	Maximum aggregate number of shares to be sold
Virginia C. Drosos	Chief Executive Officer and Director	June 14, 2024	December 31, 2025	150,000
(1)    The plan will expire on the date represented in the table or upon the earlier completion of all transactions contemplated under the arrangement.
The trading arrangement noted above is intended to satisfy the affirmative defense in Rule 10b5-1(c). No other directors or officers of the Company have adopted, modified, or terminated a Rule 10b5-1 Trading Arrangement or Non-Rule 10b5-1 Trading Arrangement (as each term is defined in Item 408 of Regulation S-K) during the second quarter of Fiscal 2025.

ITEM 6. EXHIBITS
The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Number	Description of Exhibits

10.1†	Signet Jewelers Limited Second Amended and Restated 2018 Omnibus Incentive Plan, (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K Filed July 2, 2024).

10.2*
Fourth Amendment to Credit Agreement, dated as of August 23, 2024, among Signet Jewelers Limited, as holdings; Signet Group Limited, as the lead administrative borrower; the resigning borrowers party thereto; Signet Ireland Treasury Services Designated Activity Company, as the new additional borrower; the other borrowers party thereto; the lenders party thereto; and Bank of America, N.A., as administrative agent and collateral agent.

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

Signet Jewelers Limited

Date:	September 12, 2024	By:	/s/ Joan M. Hilson
		Name:	Joan M. Hilson
		Title:	Chief Financial, Strategy & Services Officer (Principal Financial Officer)