Form 10-Q
period 2024-11-02
SIGNET JEWELERS LTD
filed 2024-12-05
CIK 832988

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended November 2, 2024 or

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
Common Shares, $0.18 par value, 43,491,397 shares as of November 29, 2024

SIGNET JEWELERS LIMITED

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
SIGNET JEWELERS LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	13 weeks ended		39 weeks ended
(in millions, except per share amounts)	November 2, 2024	October 28, 2023	November 2, 2024	October 28, 2023	Notes
Sales	$1,349.4	$1,391.9	$4,351.2	$4,673.5	3
Cost of sales	(864.1)	(890.6)	(2,727.2)	(2,929.4)
Gross margin	485.3	501.3	1,624.0	1,744.1
Selling, general and administrative expenses	(469.6)	(484.2)	(1,483.4)	(1,525.8)
Asset impairments, net	(0.7)	(0.1)	(169.3)	(5.7)	12
Other operating expense, net	(5.8)	(3.7)	(13.2)	(7.4)	17
Operating income (loss)	9.2	13.3	(41.9)	205.2	4
Interest (expense) income, net	(1.0)	2.6	10.0	10.0
Other non-operating income (expense), net	0.2	(2.3)	2.0	(2.4)
Income (loss) before income taxes	8.4	13.6	(29.9)	212.8
Income taxes	(1.4)	(1.9)	(9.5)	(28.6)	9
Net income (loss)	$7.0	$11.7	$(39.4)	$184.2
Dividends on redeemable convertible preferred shares	(1.6)	(8.7)	(96.8)	(25.9)	5, 6
Net income (loss) attributable to common shareholders	$5.4	$3.0	$(136.2)	$158.3

Earnings (loss) per common share:
Basic	$0.12	$0.07	$(3.07)	$3.51	7
Diluted	$0.12	$0.07	$(3.07)	$3.39	7
Weighted average common shares outstanding:
Basic	43.9	44.7	44.3	45.1	7
Diluted	44.7	45.6	44.3	54.3	7
The accompanying notes are an integral part of these condensed consolidated financial statements.

SIGNET JEWELERS LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	13 weeks ended
	November 2, 2024			October 28, 2023
(in millions)	Pre-tax amount	Tax (expense) benefit	After-tax amount	Pre-tax amount	Tax (expense) benefit	After-tax amount
Net income			$7.0			$11.7
Other comprehensive income (loss):
Foreign currency translation adjustments	$1.0	$—	$1.0	$(9.4)	$—	$(9.4)
Available-for-sale securities:
Unrealized gain (loss)	0.2	—	0.2	(0.1)	—	(0.1)
Cash flow hedges:
Unrealized gain	(0.1)	0.1	—	1.2	(0.2)	1.0
Reclassification adjustment for gains to earnings	—	—	—	(0.1)	—	(0.1)
Total other comprehensive income (loss)	$1.1	$0.1	$1.2	$(8.4)	$(0.2)	$(8.6)
Total comprehensive income			$8.2			$3.1

	39 weeks ended
	November 2, 2024			October 28, 2023
(in millions)	Pre-tax amount	Tax (expense) benefit	After-tax amount	Pre-tax amount	Tax (expense) benefit	After-tax amount
Net (loss) income			$(39.4)			$184.2
Other comprehensive (loss) income:
Foreign currency translation adjustments	$0.7	$—	$0.7	$(0.4)	$—	$(0.4)
Available-for-sale securities:
Unrealized gain (loss)	0.2	—	0.2	(0.2)	—	(0.2)
Cash flow hedges:
Unrealized (loss) gain	(0.3)	0.1	(0.2)	0.4	(0.1)	0.3
Reclassification adjustment for gains to earnings	(0.1)	—	(0.1)	(0.9)	0.2	(0.7)
Pension plan:
Reclassification adjustment for pension settlement loss to earnings	—	—	—	0.2	(4.1)	(3.9)
Total other comprehensive income (loss)	$0.5	$0.1	$0.6	$(0.9)	$(4.0)	$(4.9)
Total comprehensive (loss) income			$(38.8)			$179.3
The accompanying notes are an integral part of these condensed consolidated financial statements.

SIGNET JEWELERS LIMITED
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in millions, except par value per share amount)	November 2, 2024	February 3, 2024	October 28, 2023	Notes
Assets
Current assets:
Cash and cash equivalents	$157.7	$1,378.7	$643.8
Inventories	2,136.2	1,936.6	2,095.7	10
Income taxes	70.7	9.4	9.1
Other current assets	174.2	211.9	269.7
Total current assets	2,538.8	3,536.6	3,018.3
Non-current assets:
Property, plant and equipment, net of accumulated depreciation and amortization of $1,526.5 (February 3, 2024 and October 28, 2023: $1,441.2 and $1,402.3, respectively)	501.0	497.7	509.8
Operating lease right-of-use assets	1,034.2	1,001.8	1,023.1	11
Goodwill	631.5	754.5	754.5	12
Intangible assets, net	358.7	402.8	405.6	12
Other assets	320.3	319.3	316.3
Deferred tax assets	300.8	300.5	37.3
Total assets	$5,685.3	$6,813.2	$6,064.9
Liabilities, Redeemable convertible preferred shares, and Shareholders’ equity
Current liabilities:
Current portion of long-term debt	$—	$147.7	$147.6	15
Accounts payable	642.5	735.1	644.9
Accrued expenses and other current liabilities	351.6	400.2	412.1
Deferred revenue	337.7	362.9	346.2	3
Operating lease liabilities	263.8	260.3	267.7	11
Income taxes	38.6	69.8	52.6
Total current liabilities	1,634.2	1,976.0	1,871.1
Non-current liabilities:
Long-term debt	253.0	—	—	15
Operating lease liabilities	851.6	835.7	855.1	11
Other liabilities	88.1	96.0	94.6
Deferred revenue	864.3	881.8	856.5	3
Deferred tax liabilities	195.1	201.7	160.3
Total liabilities	3,886.3	3,991.2	3,837.6
Commitments and contingencies				20
Redeemable Series A Convertible Preference Shares $0.01 par value: authorized 500 shares, 0 shares outstanding (February 3, 2024 and October 28, 2023: 0.625 shares outstanding, respectively)	—	655.5	655.1	5
Shareholders’ equity:
Common shares of $0.18 par value: authorized 500 shares, 43.5 shares outstanding (February 3, 2024 and October 28, 2023: 44.2 and 44.4 outstanding, respectively)	12.6	12.6	12.6
Additional paid-in capital	118.7	230.7	227.1
Other reserves	0.4	0.4	0.4
Treasury shares at cost: 26.5 shares (February 3, 2024 and October 28, 2023: 25.8 and 25.6 shares, respectively)	(1,725.5)	(1,646.9)	(1,626.5)
Retained earnings	3,657.5	3,835.0	3,227.7
Accumulated other comprehensive loss	(264.7)	(265.3)	(269.1)	8
Total shareholders’ equity	1,799.0	2,166.5	1,572.2
Total liabilities, redeemable convertible preferred shares and shareholders’ equity	$5,685.3	$6,813.2	$6,064.9
The accompanying notes are an integral part of these condensed consolidated financial statements.

SIGNET JEWELERS LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	39 weeks ended
(in millions)	November 2, 2024	October 28, 2023
Operating activities
Net (loss) income	$(39.4)	$184.2
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	110.6	129.4
Amortization of unfavorable contracts	(1.4)	(1.4)
Share-based compensation	20.4	36.4
Deferred taxation	(6.5)	40.2
Asset impairments, net	169.3	5.7
Other non-cash movements	4.3	4.3
Changes in operating assets and liabilities:
Inventories	(189.5)	14.8
Other assets	38.0	(41.7)
Accounts payable	(101.5)	(221.5)
Accrued expenses and other liabilities	(45.9)	(253.2)
Change in operating lease assets and liabilities	(14.0)	(34.5)
Deferred revenue	(41.8)	(48.0)
Income tax receivable and payable	(92.4)	(20.0)
Net cash used in operating activities	(189.8)	(205.3)
Investing activities
Purchase of property, plant and equipment	(114.4)	(89.4)
Other investing activities, net	(6.6)	(4.5)
Net cash used in investing activities	(121.0)	(93.9)
Financing activities
Dividends paid on common shares	(36.0)	(29.7)
Dividends paid on redeemable convertible preferred shares	(18.5)	(24.6)
Repurchase of common shares	(113.8)	(117.5)
Repurchase of redeemable convertible preferred shares	(812.9)	—
Repayment of Senior Notes	(147.8)	—
Proceeds from ABL	253.0	—
Payment of debt issuance costs	(4.3)	—
Other financing activities, net	(28.2)	(47.9)
Net cash used in financing activities	(908.5)	(219.7)
Cash and cash equivalents at beginning of period	1,378.7	1,166.8
Decrease in cash and cash equivalents	(1,219.3)	(518.9)
Effect of exchange rate changes on cash and cash equivalents	(1.7)	(4.1)
Cash and cash equivalents at end of period	$157.7	$643.8
The accompanying notes are an integral part of these condensed consolidated financial statements.

SIGNET JEWELERS LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)

(in millions)	Common shares at par value	Additional paid-in capital	Other reserves	Treasury shares	Retained earnings	Accumulated other comprehensive loss	Total shareholders’ equity
Balance at February 3, 2024	$12.6	$230.7	$0.4	$(1,646.9)	$3,835.0	$(265.3)	$2,166.5
Net income	—	—	—	—	52.1	—	52.1
Other comprehensive loss	—	—	—	—	—	(4.3)	(4.3)
Dividends declared:
Common shares, $0.29/share	—	—	—	—	(12.9)	—	(12.9)
Preferred shares, $13.14/share	—	—	—	—	(5.0)	—	(5.0)
Redemption of preferred shares	—	—	—	—	(87.2)	—	(87.2)
Repurchase of common shares	—	—	—	(7.4)	—	—	(7.4)
Net settlement of equity-based awards	—	(56.7)	—	31.4	(2.3)	—	(27.6)
Share-based compensation expense	—	7.6	—	—	—	—	7.6
Balance at May 4, 2024	$12.6	$181.6	$0.4	$(1,622.9)	$3,779.7	$(269.6)	$2,081.8
Net loss	—	—	—	—	(98.5)	—	(98.5)
Other comprehensive income	—	—	—	—	—	3.7	3.7
Dividends declared:
Common shares, $0.29/share	—	—	—	—	(12.9)	—	(12.9)
Preferred shares, $13.14/share	—	—	—	—	(3.0)	—	(3.0)
Redemption of preferred shares	—	(23.9)	—	—	—	—	(23.9)
Repurchase of common shares	—	—	—	(39.8)	—	—	(39.8)
Net settlement of equity-based awards	—	(3.2)	—	3.0	(0.7)	—	(0.9)
Share-based compensation expense	—	10.7	—	—	—	—	10.7
Balance at August 3, 2024	$12.6	$165.2	$0.4	$(1,659.7)	$3,664.6	$(265.9)	$1,917.2
Net income	—	—	—	—	7.0	—	7.0
Other comprehensive income	—	—	—	—	—	1.2	1.2
Dividends declared:
Common shares, $0.29/share	—	—	—	—	(12.6)	—	(12.6)
Preferred shares, $13.14/share	—	—	—	—	(0.2)	—	(0.2)
Redemption of preferred shares	—	(47.9)	—	—	(1.3)	—	(49.2)
Repurchase of common shares	—	—	—	(66.6)	—	—	(66.6)
Net settlement of equity-based awards	—	(0.7)	—	0.8	—	—	0.1
Share-based compensation expense	—	2.1	—	—	—	—	2.1
Balance at November 2, 2024	$12.6	$118.7	$0.4	$(1,725.5)	$3,657.5	$(264.7)	$1,799.0

(in millions)	Common shares at par value	Additional paid-in capital	Other reserves	Treasury shares	Retained earnings	Accumulated other comprehensive loss	Total shareholders’ equity
Balance at January 28, 2023	$12.6	$259.7	$0.4	$(1,574.7)	$3,144.8	$(264.2)	$1,578.6
Net income	—	—	—	—	97.4	—	97.4
Other comprehensive loss	—	—	—	—	—	(3.3)	(3.3)
Dividends declared:
Common shares, $0.23/share	—	—	—	—	(10.4)	—	(10.4)
Preferred shares, $13.14/share	—	—	—	—	(8.6)	—	(8.6)
Repurchase of common shares	—	—	—	(39.1)	—	—	(39.1)
Net settlement of equity-based awards	—	(60.5)	—	57.3	(41.2)	—	(44.4)
Share-based compensation expense	—	11.3	—	—	—	—	11.3
Balance at April 29, 2023	$12.6	$210.5	$0.4	$(1,556.5)	$3,182.0	$(267.5)	$1,581.5
Net income	—	—	—	—	75.1	—	75.1
Other comprehensive income	—	—	—	—	—	7.0	7.0
Dividends declared:
Common shares, $0.23/share	—	—	—	—	(10.3)	—	(10.3)
Preferred shares, $13.14/share	—	—	—	—	(8.6)	—	(8.6)
Repurchase of common shares	—	—	—	(43.3)	—	—	(43.3)
Net settlement of equity-based awards	—	(4.4)	—	3.4	(0.2)	—	(1.2)
Share-based compensation expense	—	13.9	—	—	—	—	13.9
Balance at July 29, 2023	$12.6	$220.0	$0.4	$(1,596.4)	$3,238.0	$(260.5)	$1,614.1
Net income	—	—	—	—	11.7	—	11.7
Other comprehensive loss	—	—	—	—	—	(8.6)	(8.6)
Dividends declared:
Common shares, $0.23/share	—	—	—	—	(10.2)	—	(10.2)
Preferred shares, $13.14/share	—	—	—	—	(8.7)	—	(8.7)
Repurchase of common shares	—	—	—	(35.1)	—	—	(35.1)
Net settlement of equity based awards	—	(4.1)	—	5.0	(3.1)	—	(2.2)
Share-based compensation expense	—	11.2	—	—	—	—	11.2
Balance at October 28, 2023	$12.6	$227.1	$0.4	$(1,626.5)	$3,227.7	$(269.1)	$1,572.2
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
Fiscal year
The Company’s fiscal year ends on the Saturday nearest to January 31st. Fiscal 2025 and Fiscal 2024 refer to the 52-week period ending February 1, 2025 and the 53-week period ended February 3, 2024, respectively. Within these condensed consolidated financial statements, the third quarter and year-to-date period of the fiscal years 2025 and 2024 refer to the 13 and 39 weeks ended November 2, 2024 and October 28, 2023, respectively.
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
Divestitures
On October 18, 2023, the Company entered into an agreement to sell the operations and certain assets of the Company’s UK prestige watch business in the International reportable segment, including 21 retail locations. The sale of these locations was substantially completed in the fourth quarter of Fiscal 2024, for proceeds of $53.8 million and resulted in a pre-tax gain of $12.3 million. In addition, during Fiscal 2025, the Company recorded $2.5 million of losses related to the completion of the divestiture.

Based on the above sale, during the third quarter of Fiscal 2024, the Company determined the UK prestige watch business met the criteria to be classified as held for sale. The business did not meet the criteria to be classified as discontinued operations as the disposal did not represent a strategic shift that would have a major effect on the Company's operations. The related assets and liabilities that were expected to be disposed of were presented as held for sale as of October 28, 2023, recorded within other current assets and other current liabilities in the condensed consolidated balance sheet and consisted of the following:

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
•Other segment items by reportable segment not already disclosed, consisting of differences between segment revenue and segment profit/loss.
•Other information by reportable segment, including total assets, depreciation and amortization, and capital expenditures.
•The title of the CODM and an explanation of how the CODM uses the reported measures of segment profit/loss in assessing segment performance and deciding how to allocate resources.
The amendments in this ASU are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted, and should be applied on a retrospective basis. This ASU will have no impact on the Company’s consolidated financial condition or results of operations. The Company expects to revise its disclosures related to segment reporting within the Fiscal 2025 Form 10-K to incorporate the enhanced disclosure requirements described above.
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

Income Statement Expense Disaggregation Disclosures (Topic 220-40) (“ASU 2024-03”)
In November 2024, the FASB issued ASU 2024-03. This ASU requires disclosure of additional information about certain income statement expense line items, such as cost of sales and selling, general and administrative expenses (“SG&A”). Prescribed expense categories within each line item will be required to be disaggregated in tabular format. Prescribed expense categories include purchases of inventory, employee compensation, depreciation, and intangible asset amortization. Other material expense categories identified within each income statement expense line item may also require disclosure. Total selling expenses and a definition of selling expenses is required to be disclosed.
The amendments in this ASU are effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted, and may be applied on a prospective or retrospective basis. This ASU will have no impact on the Company’s consolidated financial condition or results of operations. The Company is evaluating the impact of this ASU on its financial statement disclosures.
3. Revenue recognition
The following table provides the Company’s total sales, disaggregated by banner, for the 13 and 39 weeks ended November 2, 2024 and October 28, 2023:

	13 weeks ended November 2, 2024				13 weeks ended October 28, 2023
(in millions)	North America	International	Other	Consolidated	North America	International	Other	Consolidated
Sales by banner:
Kay	$483.7	$—	$—	$483.7	$489.9	$—	$—	$489.9
Zales	225.4	—	—	225.4	224.1	—	—	224.1
Jared	226.5	—	—	226.5	237.4	—	—	237.4
Digital banners (1)	119.8	—	—	119.8	134.9			134.9
Diamonds Direct	93.7	—	—	93.7	93.3	—	—	93.3
Banter by Piercing Pagoda	69.6	—	—	69.6	69.4	—	—	69.4
Peoples	39.7	—	—	39.7	36.2	—	—	36.2
International segment banners	—	83.3	—	83.3	—	94.0	—	94.0
Other (2)	3.6	—	4.1	7.7	5.9	—	6.8	12.7
Total sales	$1,262.0	$83.3	$4.1	$1,349.4	$1,291.1	$94.0	$6.8	$1,391.9

	39 weeks ended November 2, 2024				39 weeks ended October 28, 2023
(in millions)	North America	International	Other	Consolidated	North America	International	Other	Consolidated
Sales by banner:
Kay	$1,593.8	$—	$—	$1,593.8	$1,659.2	$—	$—	$1,659.2
Zales	737.6	—	—	737.6	798.9	—	—	798.9
Jared	727.6	—	—	727.6	776.6	—	—	776.6
Digital banners (1)	384.8			384.8	467.3			467.3
Diamonds Direct	265.6	—	—	265.6	274.6	—	—	274.6
Banter by Piercing Pagoda	230.8	—	—	230.8	234.2	—	—	234.2
Peoples	122.5	—	—	122.5	117.9	—	—	117.9
International segment banners	—	247.0	—	247.0	—	289.0	—	289.0
Other (2)	16.9	—	24.6	41.5	24.7	—	31.1	55.8
Total sales	$4,079.6	$247.0	$24.6	$4,351.2	$4,353.4	$289.0	$31.1	$4,673.5
(1) Includes sales from the Company’s digital banners, James Allen and Blue Nile.
(2) Other primarily includes sales from the Company’s diamond sourcing operation, loose diamonds and Rocksbox.

The following table provides the Company’s total sales, disaggregated by major product, for the 13 and 39 weeks ended November 2, 2024 and October 28, 2023:

	13 weeks ended November 2, 2024				13 weeks ended October 28, 2023
(in millions)	North America	International	Other	Consolidated	North America	International	Other	Consolidated
Sales by product:
Bridal	$594.3	$37.0	$—	$631.3	$625.9	$38.7	$—	$664.6
Fashion	435.1	17.1	—	452.2	431.8	16.4	—	448.2
Watches	43.7	23.3	—	67.0	39.5	32.5	—	72.0
Services (1)	166.9	5.9	—	172.8	163.5	6.4	—	169.9
Other (2)	22.0	—	4.1	26.1	30.4	—	6.8	37.2
Total sales	$1,262.0	$83.3	$4.1	$1,349.4	$1,291.1	$94.0	$6.8	$1,391.9

	39 weeks ended November 2, 2024				39 weeks ended October 28, 2023
(in millions)	North America	International	Other	Consolidated	North America	International	Other	Consolidated
Sales by product:
Bridal	$1,859.5	$112.2	$—	$1,971.7	$2,044.6	$124.2	$—	$2,168.8
Fashion	1,494.4	50.0	—	1,544.4	1,555.5	49.4	—	1,604.9
Watches	135.1	67.1	—	202.2	132.7	96.1	—	228.8
Services (1)	519.3	17.7	—	537.0	509.9	19.3	—	529.2
Other (2)	71.3	—	24.6	95.9	110.7	—	31.1	141.8
Total sales	$4,079.6	$247.0	$24.6	$4,351.2	$4,353.4	$289.0	$31.1	$4,673.5
(1) Services primarily includes sales from service plans, repairs and subscriptions.
(2) Other primarily includes sales from the Company’s diamond sourcing operation and other miscellaneous non-jewelry revenue.
The following table provides the Company’s total sales, disaggregated by channel, for the 13 and 39 weeks ended November 2, 2024 and October 28, 2023:

	13 weeks ended November 2, 2024				13 weeks ended October 28, 2023
(in millions)	North America	International	Other	Consolidated	North America	International	Other	Consolidated
Sales by channel:
Store	$988.1	$64.8	$—	$1,052.9	$1,003.6	$77.8	$—	$1,081.4
eCommerce	270.7	18.5	—	289.2	284.7	16.2	—	300.9
Other (1)	3.2	—	4.1	7.3	2.8	—	6.8	9.6
Total sales	$1,262.0	$83.3	$4.1	$1,349.4	$1,291.1	$94.0	$6.8	$1,391.9

	39 weeks ended November 2, 2024				39 weeks ended October 28, 2023
(in millions)	North America	International	Other	Consolidated	North America	International	Other	Consolidated
Sales by channel:
Store	$3,162.6	$193.2	$—	$3,355.8	$3,341.7	$239.4	$—	$3,581.1
eCommerce	905.6	53.8	—	959.4	997.4	49.6	—	1,047.0
Other (1)	11.4	—	24.6	36.0	14.3	—	31.1	45.4
Total sales	$4,079.6	$247.0	$24.6	$4,351.2	$4,353.4	$289.0	$31.1	$4,673.5
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
Deferred ESP selling costs
Unamortized deferred ESP selling costs as of November 2, 2024, February 3, 2024 and October 28, 2023 were as follows:

(in millions)	November 2, 2024	February 3, 2024	October 28, 2023
Other current assets	$27.2	$28.2	$27.4
Other assets	80.0	83.0	81.3
Total deferred ESP selling costs	$107.2	$111.2	$108.7
Amortization of deferred ESP selling costs is included within SG&A in the condensed consolidated statements of operations. Amortization of deferred ESP selling costs was $10.6 million and $32.7 million during the 13 and 39 weeks ended November 2, 2024, respectively, and $10.1 million and $31.8 million during the 13 and 39 weeks ended October 28, 2023, respectively.
Deferred revenue
Deferred revenue as of November 2, 2024, February 3, 2024 and October 28, 2023 was as follows:

(in millions)	November 2, 2024	February 3, 2024	October 28, 2023
ESP deferred revenue	$1,132.7	$1,158.7	$1,120.2
Other deferred revenue (1)	69.3	86.0	82.5
Total deferred revenue	$1,202.0	$1,244.7	$1,202.7

Disclosed as:
Current liabilities	$337.7	$362.9	$346.2
Non-current liabilities	864.3	881.8	856.5
Total deferred revenue	$1,202.0	$1,244.7	$1,202.7
(1) Other deferred revenue primarily includes revenue collected from customers for custom orders and eCommerce orders, for which control has not yet transferred to the customer.

	13 weeks ended		39 weeks ended
(in millions)	November 2, 2024	October 28, 2023	November 2, 2024	October 28, 2023
ESP deferred revenue, beginning of period	$1,146.1	$1,138.9	$1,158.7	$1,159.5
Plans sold (1)	106.7	95.7	345.6	318.8
Revenue recognized (2)	(120.1)	(114.4)	(371.6)	(358.1)
ESP deferred revenue, end of period	$1,132.7	$1,120.2	$1,132.7	$1,120.2
(1) Includes impact of foreign exchange translation.
(2) The Company recognized sales of $67.6 million and $227.8 million during the 13 and 39 weeks ended November 2, 2024, respectively, and $67.7 million and $230.2 million during the 13 and 39 weeks ended October 28, 2023, respectively, related to deferred revenue that existed at the beginning of the period in respect to ESP.
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
The North America reportable segment operates across the US and Canada. Its US stores operate nationally in malls and off-mall locations, as well as online, principally as Kay (Kay Jewelers and Kay Outlet), Zales (Zales Jewelers and Zales Outlet), Jared (Jared Jewelers and Jared Vault), Diamonds Direct, Banter by Piercing Pagoda, Rocksbox, and digital banners, James Allen and Blue Nile. Its Canadian stores operate as Peoples Jewellers.
The International reportable segment operates stores in the UK and Republic of Ireland as well as online. Its stores operate in malls and off-mall locations (i.e. high street) principally under the H. Samuel and Ernest Jones banners.
The Other reportable segment primarily consists of subsidiaries involved in the purchasing and conversion of rough diamonds to polished stones.

	13 weeks ended		39 weeks ended
(in millions)	November 2, 2024	October 28, 2023	November 2, 2024	October 28, 2023
Sales:
North America segment	$1,262.0	$1,291.1	$4,079.6	$4,353.4
International segment	83.3	94.0	247.0	289.0
Other segment	4.1	6.8	24.6	31.1
Total sales	$1,349.4	$1,391.9	$4,351.2	$4,673.5

Operating income (loss):
North America segment (1)	$24.1	$39.2	$30.1	$281.0
International segment (2)	(3.7)	(9.0)	(20.9)	(22.9)
Other segment	(1.6)	(3.1)	(7.3)	(4.8)
Corporate and unallocated expenses (3)	(9.6)	(13.8)	(43.8)	(48.1)
Total operating income (loss)	9.2	13.3	(41.9)	205.2
Interest (expense) income, net	(1.0)	2.6	10.0	10.0
Other non-operating income (expense), net	0.2	(2.3)	2.0	(2.4)
Income (loss) before income taxes	$8.4	$13.6	$(29.9)	$212.8
(1)    Operating income during the 13 and 39 weeks ended November 2, 2024 includes $0.8 million and $169.0 million, respectively, of asset impairment charges primarily related to goodwill and indefinite-lived intangible assets recognized in the second quarter; and $5.4 million and $6.2 million, respectively, of restructuring and related charges. Operating income during the 39 weeks ended November 2, 2024 includes $1.1 million of integration-related expenses, primarily severance and retention, incurred for the integration of Blue Nile.
Operating income during the 13 and 39 weeks ended October 28, 2023 includes $7.5 million and $20.1 million, respectively, of integration-related expenses, primarily severance and retention, and exit and disposal costs, and system decommissioning costs incurred for the integration of Blue Nile; and $0.2 million and $4.4 million, respectively, of restructuring charges. Operating income during the 39 weeks ended October 28, 2023 includes a $3.0 million credit to income related to the adjustment of a prior litigation accrual and $5.6 million of net asset impairment charges primarily related to restructuring and integration.
See Note 12, Note 18 and Note 20 for additional information.
(2)    Operating loss during the 13 and 39 weeks ended November 2, 2024 includes $0.4 million and $5.4 million, respectively, of restructuring charges. Operating loss during the 39 weeks ended November 2, 2024 includes $2.5 million of net losses from the previously announced divestiture of the UK prestige watch business and $0.3 million of net asset impairment charges primarily related to planned store closures.
Operating loss during the 13 and 39 weeks ended October 28, 2023 includes restructuring charges of $1.4 million and costs related to the divestiture of the UK prestige watch business of $1.3 million.
    See Note 1 and Note 18 for additional information.
(3)    Operating loss during the 13 and 39 weeks ended November 2, 2024 includes $0.8 million of Chief Executive Officer (“CEO”) transition costs, primarily related to professional fees incurred for the search for the Company’s recently appointed CEO.
5. Redeemable preferred shares
On October 5, 2016, the Company issued 625,000 redeemable Series A Convertible Preference Shares (“Preferred Shares”) to Green Equity Investors VI, L.P., Green Equity Investors Side VI, L.P., LGP Associates VI-A LLC and LGP Associates VI-B LLC, all affiliates of Leonard Green & Partners, L.P. (together, the “Preferred Holders”), for an aggregate purchase price of $625.0 million, or $1,000 per share (the “Stated Value”) pursuant to the investment agreement dated August 24, 2016. The Preferred Shares were classified as temporary equity within the condensed consolidated balance sheets.
On March 30, 2024, Signet’s Board of Directors (the “Board”) approved amendments to the Certificate of Designation effective as of April 1, 2024, including to provide for net share settlement upon conversion of the Preferred Shares. Under the terms of the net share settlement, upon a conversion at the option of a Preferred Holder, in exchange for each Preferred Share, Signet was required to deliver cash for the stated value of the Preferred Shares, and could elect to deliver any net settlement amount in excess of stated value in cash, shares or a combination of cash and shares. The stated value of the Preferred Shares as of the date of the amendment was $1,050.94 per share. The amended Certificate of Designation also included certain restrictions on the Preferred Holders’ rights to convert the Preferred Shares prior to November 15, 2024. No other modifications to the terms of the Certificate of Designation were made.
On April 1, 2024, following the effectiveness of the amended Certificate of Designation, the Preferred Holders delivered notice to the Company of a conversion of 312,500 Preferred Shares (in the aggregate). In accordance with the terms of the amended Certificate of Designation, the conversion was settled in cash by the Company for $414.1 million on April 15, 2024, which included $2.1 million of accrued and unpaid dividends as of the date of conversion. The excess of the settlement amount (excluding dividends) over the stated value of the Preferred Shares was $83.6 million, which was recorded as a deemed dividend and a charge to net income (loss) attributable to common shareholders in the condensed consolidated statement of operations. The Company also incurred $1.6 million of expenses directly related to the redemption and recorded this as an additional deemed dividend charged to net income (loss)

attributable to common shareholders, of which $0.9 million was included in accrued expenses and other current liabilities in the condensed consolidated balance sheet as of November 2, 2024.
On May 6, September 16, and October 8, 2024, the Preferred Holders elected to convert an additional 100,000, 110,000, and 102,500 Preferred Shares, respectively. Upon notice of conversion, the Company elected to settle the full conversion amounts in cash totaling $129.0 million, $135.8 million and $136.7 million, respectively. The excess of the settlement amount over the stated value of the Preferred Shares was $23.9 million, $19.7 million and $28.2 million, respectively, and was recorded as a direct reduction to additional paid-in capital in the condensed consolidated balance sheet. Upon the final conversion, the Company has satisfied all requirements under the Certificate of Designation.
The following table presents certain conversion measures as of February 3, 2024 and October 28, 2023:

(in millions, except conversion rate and conversion price)	February 3, 2024	October 28, 2023
Conversion rate	12.5406	12.5406
Conversion price	$79.7410	$79.7410
Potential impact of Preferred Shares if-converted to common shares	8.2	8.2
Liquidation preference (1)	$665.1	$665.1
(1)    Includes the Stated Value of the Preferred Shares plus any declared but unpaid dividends.
In connection with the issuance of the Preferred Shares, the Company incurred direct and incremental expenses of $13.7 million, including financial advisory fees, closing costs, legal expenses and other offering-related expenses. These direct and incremental expenses originally reduced the carrying value of the Preferred Shares and were accreted through retained earnings as a deemed dividend from the date of issuance through the then first known redemption date in November 2024. Upon final conversion, all direct and incremental expenses have been fully accreted. Accumulated accretion as of February 3, 2024 and October 28, 2023 was $12.4 million and $12.0 million, respectively.
Accretion of $0.2 million and $1.3 million, respectively, was recorded to Preferred Shares in the condensed consolidated balance sheets during the 13 and 39 weeks ended November 2, 2024 and $0.5 million and $1.3 million, respectively, for the 13 and 39 weeks ended October 28, 2023.
6. Shareholders’ equity
Dividends on Common Shares
Dividends declared on common shares during the 39 weeks ended November 2, 2024 and October 28, 2023 were as follows:

	Fiscal 2025		Fiscal 2024
(in millions, except per share amounts)	Dividends per share	Total dividends	Dividends per share	Total dividends
First quarter	$0.29	$12.9	$0.23	$10.4
Second quarter	0.29	12.9	0.23	10.3
Third quarter (1)	0.29	12.6	0.23	10.2
Total	$0.87	$38.4	$0.69	$30.9
(1)    Signet’s dividend policy results in the dividend payment date being a quarter in arrears from the declaration date. As of November 2, 2024 and October 28, 2023, there was $12.6 million and $10.2 million recorded in accrued expenses and other current liabilities in the condensed consolidated balance sheets reflecting the cash dividends declared for the third quarter of Fiscal 2025 and Fiscal 2024, respectively.
Dividends on Preferred Shares
Dividends declared on the Preferred Shares during the 39 weeks ended November 2, 2024 and October 28, 2023 were as follows:

	Fiscal 2025		Fiscal 2024
(in millions, except per share amounts)	Dividends per share	Total dividends (2)	Dividends per share	Total dividends
First quarter	$13.14	$6.2	$13.14	$8.2
Second quarter	13.14	2.8	13.14	8.2
Third quarter (1)	13.14	1.3	13.14	8.2
Total	$39.42	$10.3	$39.42	$24.6
(1)    Signet’s dividend policy results in the dividend payment date being a quarter in arrears from the declaration date. As of October 28, 2023, there was $8.2 million recorded in accrued expenses and other current liabilities in the condensed consolidated balance sheets reflecting the cash dividends on the Preferred Shares declared for the third quarter of Fiscal 2024. There were no dividends declared or accrued for the Preferred Shares as of November 2, 2024.
(2)    Dividends on the Preferred Shares during the first and third quarter of Fiscal 2025 includes $2.1 million and $1.3 million, respectively, of accrued dividends paid in connection with the redemptions further described in Note 5.

There were no cumulative undeclared dividends on the Preferred Shares that reduced net (loss) income attributable to common shareholders during the 13 and 39 weeks ended November 2, 2024 or October 28, 2023. See Note 5 for additional discussion of the Company’s Preferred Shares.
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
The Board authorized repurchases to be made under the 2017 Share Repurchase Program (the “2017 Program”). Through the end of Fiscal 2024, the total authorization under the 2017 Program had been increased to approximately $1.9 billion, with $661.0 million remaining as of February 3, 2024. In March 2024, the Board approved a further $200.0 million increase to the multi-year authorization under the 2017 Program. Since inception of the 2017 Program, the Company has repurchased approximately $1.4 billion of shares, with $747.3 million of shares authorized for repurchase remaining as of November 2, 2024.
The share repurchase activity during the 39 weeks ended November 2, 2024 and October 28, 2023 was as follows:

	39 weeks ended November 2, 2024			39 weeks ended October 28, 2023
(in millions, except per share amounts)	Shares repurchased	Amount repurchased (1)	Average repurchase price per share (1)	Shares repurchased	Amount repurchased (1)	Average repurchase price per share (1)
2017 Program	1.3	$113.8	$90.50	1.7	$117.5	$70.76
(1)    Includes amounts paid for commissions.
7. Earnings (loss) per common share (“EPS”)
Basic EPS is computed by dividing net (loss) income attributable to common shareholders by the weighted average number of common shares outstanding for the period. The computation of basic EPS is outlined in the table below:

	13 weeks ended		39 weeks ended
(in millions, except per share amounts)	November 2, 2024	October 28, 2023	November 2, 2024	October 28, 2023
Numerator:
Net income (loss) attributable to common shareholders	$5.4	$3.0	$(136.2)	$158.3
Denominator:
Weighted average common shares outstanding	43.9	44.7	44.3	45.1
EPS – basic	$0.12	$0.07	$(3.07)	$3.51
The dilutive effect of share awards represents the potential impact of outstanding awards issued under the Company’s share-based compensation plans, including time-based restricted shares, time-based restricted stock units, performance-based restricted stock units, and stock options issued under the Omnibus Plan and stock options issued under the Share Saving Plans. The dilutive effect of performance-based restricted stock units represents the number of contingently issuable shares that would be issuable if the end of the period was the end of the contingency period and is based on the actual achievement of performance metrics through the end of the current interim periods. The dilutive effect of Preferred Shares represents the potential impact for common shares that would be issued upon conversion. Potential common share dilution related to share awards and Preferred Shares is determined using the treasury stock and if-converted methods, respectively. Prior to modifications of the Preferred Shares described in Note 5, under the if-converted method, the Preferred Shares were assumed to be converted at the beginning of the period, and the resulting common shares are included in the denominator of the diluted EPS calculation for the entire period being presented, only in the periods in which such effect is dilutive. Following the modifications, for any conversions, the denominator includes the weighted average of the potential common shares for the period that the related Preferred Shares were outstanding prior to such conversion. Additionally, in periods in which Preferred Shares are dilutive, cumulative dividends and accretion for issuance costs associated with the Preferred Shares are added back to net income (loss) attributable to common shareholders. Following the modifications, a modified if-converted method is used to determine potential common share dilution related to the remaining outstanding Preferred Shares. Under this method, dividends and accretion of issuance costs are no longer added back to net income (loss) attributable to common shareholders. See Note 5 for additional discussion of the Company’s Preferred Shares.

The computation of diluted EPS is outlined in the table below:

	13 weeks ended		39 weeks ended
(in millions, except per share amounts)	November 2, 2024	October 28, 2023	November 2, 2024	October 28, 2023
Numerator:
Net income (loss) attributable to common shareholders	$5.4	$3.0	$(136.2)	$158.3
Add: Dividends on Preferred Shares	—	—	—	25.9
Numerator for diluted EPS	$5.4	$3.0	$(136.2)	$184.2
Denominator:
Basic weighted average common shares outstanding	43.9	44.7	44.3	45.1
Plus: Dilutive effect of share awards	0.4	0.9	—	1.0
Plus: Dilutive effect of Preferred Shares	0.4	—	—	8.2
Diluted weighted average common shares outstanding	44.7	45.6	44.3	54.3
EPS – diluted	$0.12	$0.07	$(3.07)	$3.39
The calculation of diluted EPS excludes the following items for each respective period on the basis that their effect would be antidilutive:

	13 weeks ended		39 weeks ended
(in millions)	November 2, 2024	October 28, 2023	November 2, 2024	October 28, 2023
Share awards	—	—	0.4	—
Potential impact of Preferred Shares	—	8.2	2.1	—
Total antidilutive shares	—	8.2	2.5	—
8. Accumulated other comprehensive income (loss)
The following tables present the changes in AOCI by component and the reclassifications out of AOCI, net of tax:

(in millions)	Foreign currency translation	Losses on available-for-sale securities, net	Gains (losses) on cash flow hedges	Accumulated other comprehensive loss
Balance at February 3, 2024	$(265.2)	$(0.2)	$0.1	$(265.3)
Other comprehensive income (loss) (“OCI”) before reclassifications	0.7	0.2	(0.2)	0.7
Amounts reclassified from AOCI to earnings	—	—	(0.1)	(0.1)
Net current period OCI	0.7	0.2	(0.3)	0.6
Balance at November 2, 2024	$(264.5)	$—	$(0.2)	$(264.7)

The amounts reclassified from AOCI to earnings were as follows:

	Amounts reclassified from AOCI
	13 weeks ended		39 weeks ended
(in millions)	November 2, 2024	October 28, 2023	November 2, 2024	October 28, 2023	Statement of operations caption
Gains on cash flow hedges:
Foreign currency contracts	$—	$(0.1)	$(0.1)	$(0.9)	Cost of sales (see Note 13)
Total before income tax	—	(0.1)	(0.1)	(0.9)
Income taxes	—	—	—	0.2
Net of tax	—	(0.1)	(0.1)	(0.7)

Defined benefit pension plan items:
Pension settlement loss	—	—	—	0.2	Other non-operating income (expense), net
Total before income tax	—	—	—	0.2
Income taxes	—	—	—	(4.1)
Net of tax	—	—	—	(3.9)

Total reclassifications, net of tax	$—	$(0.1)	$(0.1)	$(4.6)
9. Income taxes

	39 weeks ended
	November 2, 2024	October 28, 2023
Estimated annual effective tax rate before discrete items	16.6%	19.1%
Discrete items recognized	(48.4)%	(5.7)%
Effective tax rate recognized in statements of operations	(31.8)%	13.4%
During the 39 weeks ended November 2, 2024, the Company’s effective tax rate was different than the US federal income tax rate, primarily as a result of discrete tax items recognized in the 39 weeks ended November 2, 2024, including impairment charges of $166 million, of which $123 million relates to non-deductible goodwill, and the excess tax benefit for share-based compensation which vested during the year of $5.0 million. These discrete impacts were partially offset by the favorable impact of foreign rate differences and benefits from global reinsurance arrangements.
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
As of November 2, 2024, there has been no material change in the amounts of unrecognized tax benefits, or the related accrued interest and penalties (where appropriate), in respect of uncertain tax positions identified and recorded as of February 3, 2024.
10. Inventories
The following table summarizes the details of the Company’s inventories as of November 2, 2024, February 3, 2024 and October 28, 2023:

(in millions)	November 2, 2024	February 3, 2024	October 28, 2023
Raw materials	$62.7	$49.4	$60.1
Merchandise inventories	2,073.5	1,887.2	2,035.6
Total inventories	$2,136.2	$1,936.6	$2,095.7

11. Leases
Total lease costs for the 13 and 39 weeks ended November 2, 2024 and October 28, 2023 consist of the following:

	13 weeks ended		39 weeks ended
(in millions)	November 2, 2024	October 28, 2023	November 2, 2024	October 28, 2023
Operating lease cost	$101.0	$97.5	$282.9	$293.3
Short-term lease cost	8.5	12.7	44.9	37.4
Variable lease cost	24.3	25.0	75.1	77.8
Sublease income	(0.3)	(0.1)	(0.6)	(0.5)
Total lease costs	$133.5	$135.1	$402.3	$408.0
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
Fiscal 2024
During the 13 weeks ended April 29, 2023, the Company completed its quarterly triggering event assessment and determined that no triggering events had occurred in the first quarter of Fiscal 2024 requiring an interim impairment assessment for any reporting units with goodwill and indefinite-lived intangible assets.
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
The Company noted no impairment through the quantitative assessments based on the estimated fair values of the reporting units and trade names exceeding their carrying values. Additionally, the Company completed its quarterly triggering event assessment and determined that no triggering events had occurred in the second quarter of Fiscal 2024 requiring interim impairment assessments for any reporting units with goodwill and indefinite-lived intangible assets.
During the 13 weeks ended October 28, 2023, the Company completed its quarterly triggering event assessment and determined that no triggering events had occurred in the third quarter of Fiscal 2024 requiring an interim impairment assessment for any reporting units with goodwill and indefinite-lived intangible assets.
Fiscal 2025
During the 13 weeks ended May 4, 2024, the Company completed its quarterly triggering event assessment and determined that no triggering events had occurred in the first quarter of Fiscal 2025 requiring an interim impairment assessment for any reporting units with goodwill and indefinite-lived intangible assets.
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
Additionally, the Company completed its quarterly triggering event assessment and determined that no triggering events had occurred in the second quarter of Fiscal 2025 requiring interim impairment assessments for any reporting units with goodwill and indefinite-lived intangible assets.
During the 13 weeks ended November 2, 2024, the Company completed its quarterly triggering event assessment and determined that no triggering events had occurred in the third quarter of Fiscal 2025 requiring an interim impairment assessment for any reporting units with goodwill and indefinite-lived intangible assets.
The uncertainty related to the current macroeconomic environment and potential impacts on consumers’ discretionary spending could negatively affect the share price of the Company’s common stock, as well as key assumptions used to estimate fair value, such as sales trends, margin trends, long-term growth rates and discount rates. An increase in the discount rate and/or a further softening of sales and operating income trends for any of the Company’s reporting units and related trade names, particularly during the Holiday Season, could result in a further decline in the estimated fair values of the indefinite-lived intangible assets, including goodwill, which could result in future material impairment charges, particularly for Diamonds Direct and Digital Banners as described above.
Goodwill
The following table summarizes the Company’s goodwill by reportable segment:

(in millions)	North America
Balance at February 3, 2024 (1)	$754.5
Impairment	(123.0)
Balance at November 2, 2024 (1)	$631.5
(1)    The carrying amount of goodwill is presented net of accumulated impairment losses of $699.0 million and $576.0 million as of November 2, 2024 and February 3, 2024, respectively.
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
The following table provides additional detail regarding the composition of intangible assets and liabilities:

	November 2, 2024			February 3, 2024			October 28, 2023
(in millions)	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Intangible assets, net:
Definite-lived intangible assets	$11.2	$(8.2)	$3.0	$11.2	$(7.5)	$3.7	$15.8	$(9.0)	$6.8
Indefinite-lived intangible assets (1)	355.7	—	355.7	399.1	—	399.1	398.8	—	398.8
Total intangible assets, net	$366.9	$(8.2)	$358.7	$410.3	$(7.5)	$402.8	$414.6	$(9.0)	$405.6

Intangible liabilities, net	$(38.0)	$35.8	$(2.2)	$(38.0)	$34.4	$(3.6)	$(38.0)	$34.0	$(4.0)
(1)    The change in the indefinite-lived intangible asset balances during the periods presented was primarily due to the trade name impairment charges as described above.
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
The following types of derivative financial instruments are utilized by the Company to mitigate certain risk exposures related to changes in foreign exchange rates:

Forward foreign currency exchange contracts (designated) — These contracts, which are principally in US dollars, are entered into to limit the impact of movements in foreign exchange rates on forecasted foreign currency purchases. The total notional amount of these foreign currency contracts outstanding as of November 2, 2024 was $17.3 million (February 3, 2024 and October 28, 2023: $5.1 million and $16.7 million, respectively). These contracts have been designated as cash flow hedges and will be settled over the next 11 months (February 3, 2024 and October 28, 2023: 6 months and 9 months, respectively). The fair value of outstanding contracts as well as related activity were not material for the periods presented.
There were no discontinued cash flow hedges during the 39 weeks ended November 2, 2024 and October 28, 2023 as all forecasted transactions are expected to occur as originally planned. As of November 2, 2024, based on current valuations, the Company expects approximately $0.3 million of net pre-tax derivative losses to be reclassified out of AOCI into earnings within the next 12 months.
Forward foreign currency exchange contracts (undesignated) — Foreign currency contracts not designated as cash flow hedges are used to limit the impact of movements in foreign exchange rates on recognized foreign currency payables and to hedge currency flows through Signet’s bank accounts to mitigate Signet’s exposure to foreign currency exchange risk in its cash and borrowings. The total notional amount of these foreign currency contracts outstanding as of November 2, 2024 was $76.5 million (February 3, 2024 and October 28, 2023: $57.2 million and $55.4 million, respectively).
The Company recognizes activity related to these derivative instruments within other operating expense, net in the condensed consolidated statements of operations. Losses were $0.5 million and $2.3 million during the 13 and 39 weeks ended November 2, 2024, respectively, and losses were $2.4 million and $1.9 million during the 13 and 39 weeks ended October 28, 2023, respectively.
The bank counterparties to the derivative instruments expose the Company to credit-related losses in the event of their non-performance. However, to mitigate that risk, the Company only contracts with counterparties that meet certain minimum requirements under its counterparty risk assessment process. As of November 2, 2024, the Company believes that this credit risk did not materially change the fair value of the foreign currency contracts.
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

	November 2, 2024			February 3, 2024			October 28, 2023
(in millions)	Carrying Value	Level 1	Level 2	Carrying Value	Level 1	Level 2	Carrying Value	Level 1	Level 2
Assets:
US Treasury securities	$5.9	$5.9	$—	$5.3	$5.3	$—	$4.6	$4.6	$—
Foreign currency contracts	0.2	—	0.2	0.1	—	0.1	0.4	—	0.4
US government agency securities	—	—	—	0.5	—	0.5	0.5	—	0.5
Corporate bonds and notes	—	—	—	2.0	—	2.0	2.9	—	2.9
Total assets	$6.1	$5.9	$0.2	$7.9	$5.3	$2.6	$8.4	$4.6	$3.8

Liabilities:
Foreign currency contracts	$(0.5)	$—	$(0.5)	$(0.3)	$—	$(0.3)	$(0.6)	$—	$(0.6)
Total liabilities	$(0.5)	$—	$(0.5)	$(0.3)	$—	$(0.3)	$(0.6)	$—	$(0.6)

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
Goodwill and other indefinite-lived intangible assets are evaluated for impairment annually or more frequently if events or conditions were to indicate the carrying value of a reporting unit or an indefinite-lived intangible asset may be greater than its fair value. As described in Note 12, the Company performed its annual impairment assessment on a quantitative basis for certain reporting units and indefinite-lived intangible assets as of June 1, 2024. The fair values used in these assessments were calculated using a combination of the income and market approaches for the reporting units and the relief from royalty method for the indefinite-lived intangible assets. The fair values are Level 3 valuations based on certain unobservable inputs, including estimated sales growth, projected cash flows, discount rates, comparable company earnings multiples, and royalty rates, aligned with market-based assumptions. These unobservable inputs would be utilized by market participants in valuing these assets or prices of similar assets. See Note 12 for additional information.
The carrying amounts of cash and cash equivalents, other current assets, accounts payable, accrued expenses and other current liabilities, and income taxes approximate fair value because of the short-term maturity of these amounts.
The fair value of the Senior Notes (as defined in Note 15) was determined using quoted market prices in inactive markets based upon current observable market interest rates and therefore were classified as Level 2 measurements in the fair value hierarchy. The carrying value of the ABL (as defined in Note 15) approximates fair value based on current market rates at which the Company could borrow with similar terms (Level 2). The following table provides a summary of the carrying amount and fair value of outstanding debt:

	February 3, 2024		October 28, 2023
(in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
4.70% Senior unsecured notes due in June 2024 (Level 2) (1)	$147.7	$146.3	$147.6	$144.4
(1)    The Senior Notes were repaid during the second quarter of Fiscal 2025. See Note 15 for additional information.
15. Long-term debt

(in millions)	November 2, 2024	February 3, 2024	October 28, 2023
Debt:
4.70% Senior unsecured notes due in June 2024, net of unamortized discount	$—	$147.8	$147.8
ABL	253.0	—	—
Gross debt	253.0	147.8	147.8
Less: Current portion of long-term debt	—	(147.7)	(147.6)
Less: Unamortized debt issuance costs	—	(0.1)	(0.2)
Total long-term debt	$253.0	$—	$—
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
Asset-based credit facility
On September 27, 2019, the Company entered into a senior secured asset-based revolving credit facility in an aggregate committed amount of $1.5 billion (the “ABL”). The Company has the option to increase the size of the ABL by up to an additional $600 million. On August 23, 2024, the Company entered into the Fourth Amendment to the Credit Agreement (the “Fourth Amendment”) to amend the ABL. The Fourth Amendment extended the maturity of the ABL from July 28, 2026 to August 23, 2029, and reduced the ABL aggregate commitment to $1.2 billion. In addition, the Fourth Amendment expands the assets counted in the calculation of the borrowing base applicable to the ABL to include all specified assets of borrower and guarantor entities. The Company incurred additional debt issuance costs of $4.3 million relating to the Fourth Amendment of the ABL during Fiscal 2025.
As of November 2, 2024, the Company had outstanding borrowings of $253.0 million on the ABL and its available borrowing capacity was $929 million. The Company had no outstanding borrowings on the ABL as of February 3, 2024 and October 28, 2023.
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

	13 weeks ended		39 weeks ended
(in millions)	November 2, 2024	October 28, 2023	November 2, 2024	October 28, 2023
Warranty reserve, beginning of period	$42.3	$42.9	$43.7	$40.8
Warranty expense	1.6	3.5	5.7	11.6
Utilized (1)	(2.8)	(3.1)	(8.3)	(9.1)
Warranty reserve, end of period	$41.1	$43.3	$41.1	$43.3
(1)     Includes impact of foreign exchange translation.

(in millions)	November 2, 2024	February 3, 2024	October 28, 2023
Disclosed as:
Accrued expenses and other current liabilities	$10.9	$11.8	$11.8
Other liabilities - non-current	30.2	31.9	31.5
Total warranty reserve	$41.1	$43.7	$43.3
17. Other operating expense, net
The following table provides the components of other operating expense, net for the 13 and 39 weeks ended November 2, 2024 and October 28, 2023:

	13 weeks ended		39 weeks ended
(in millions)	November 2, 2024	October 28, 2023	November 2, 2024	October 28, 2023
Litigation charges (1)	$—	$—	$—	$3.0
Restructuring charges (2)	(5.2)	(1.6)	(11.0)	(5.8)
Other	(0.6)	(2.1)	(2.2)	(4.6)
Other operating expense, net	$(5.8)	$(3.7)	$(13.2)	$(7.4)
(1)     Fiscal 2024 includes a credit to income related to the adjustment of a prior litigation accrual recognized in Fiscal 2023. See Note 20 for additional information.
(2)     See Note 18 for additional information.
18. Restructuring
During the second quarter of Fiscal 2024, the Company initiated a plan to rationalize its store footprint across the Company, as well as to reorganize certain centralized functions within its North America and UK support centers (collectively, the “Plan”). During the first quarter of Fiscal 2025, as a result of the continued strategic review of the UK business, the Company expanded the Plan in order to further redesign the operating model of the UK business aimed at improving profitability, with margins in line with the rest of the business within the next three years. The store footprint reduction is expected to include the closure of up to 150 underperforming stores across both the North America and International reportable segments through the end of Fiscal 2025 and will result in costs primarily for severance and asset disposals or impairment. The reorganization of certain support functions includes the elimination of certain roles resulting in expenses primarily related to severance and other employee-related costs. Actions related to the Plan are expected to be completed by the end of Fiscal 2025.
During the 13 and 39 weeks ended November 2, 2024, the Company recorded charges related to the Plan of $5.6 million and $13.5 million, respectively, consisting of the following: $3.9 million and $6.6 million, respectively, for employee-related costs; $1.3 million and $4.4 million, respectively, for store closure costs; and $0.4 million and $2.5 million, respectively, related to asset impairments. Employee-related and store closure costs are recorded within other operating expense, net and asset impairments are recorded within asset impairments, net within the condensed consolidated statements of operations.

During the 13 and 39 weeks ended October 28, 2023, the Company recorded charges related to the Plan of $1.6 million and $9.3 million, respectively, consisting of the following: $1.5 million and $5.1 million, respectively, for employee-related costs; $0.1 million and $0.7 million, respectively, for store closure costs; and $3.5 million for asset impairments during the 39 weeks ended October 28, 2023.
Cumulative costs to date related to the Plan are $24.8 million, consisting of the following: $12.0 million for employee-related costs; $6.0 million for store closure costs; and $6.8 million related to asset impairments. Total estimated costs related to the Plan are expected to range from $25 million to $30 million, including $10 million to $15 million of estimated charges for asset disposals and impairments.
19. Supplier finance program
The Company entered into a supplier finance program during Fiscal 2024. Under this program, a financial intermediary acts as the Company’s paying agent with respect to accounts payable due to certain suppliers. The Company agrees to pay the financial intermediary the stated amount of the confirmed invoices from the designated suppliers on the original maturity dates of the invoices. The supplier finance program enables Company suppliers to be paid by the financial intermediary earlier than the due date on the applicable invoice. The Company negotiates payment terms directly with its suppliers for the purchase of goods and services. No guarantees or collateral are provided by the Company under the supplier finance program. As of November 2, 2024, the Company had $13.3 million of confirmed invoices outstanding under the supplier finance program (February 3, 2024 and October 28, 2023: $7.8 million and zero, respectively). All activity related to the supplier finance program is included in accounts payable in the condensed consolidated balance sheets and within operating activities in the condensed consolidated statements of cash flows.
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
This management's discussion and analysis provides comparisons of material changes in the condensed consolidated financial statements for the 13 and 39 weeks ended November 2, 2024 and October 28, 2023.
FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains statements which are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based upon management's beliefs and expectations as well as on assumptions made by and data currently available to management, appear in a number of places throughout this document and include statements regarding, among other things, results of operations, financial condition, liquidity, prospects, growth, strategies and the industry in which we operate. The use of the words "expects," "intends," "anticipates," "estimates," "predicts," "believes," "should," "potential," "may," "preliminary," "forecast," "objective," "plan," or "target," and other similar expressions are intended to identify forward-looking statements. These forward-looking statements are not guarantees of future performance and are subject to a number of risks and uncertainties which could cause the actual results to not be realized, including, but not limited to: executing major business or strategic initiatives, such as expansion of the services business, realizing the benefits of our restructuring plans or new transformation strategies that the Company may develop in the future; difficulty or delay in executing or integrating an acquisition; the impact of the Israel-Hamas conflict on the operations of our quality control and technology centers in Israel; the negative impacts that public health crisis, disease outbreak, epidemic or pandemic has had, and could have in the future, on our business, financial condition, profitability and cash flows, including without limitation risks relating to shifts in consumer spending away from the jewelry category, trends toward more experiential purchases such as travel, the pace at which engagements are expected to recover from the disruption in the dating cycle on engagements caused by COVID-19, and the Company’s ability to capture market share of the bridal category upon the recovery of engagements; general economic or market conditions, including impacts of inflation or other pricing environment factors on our commodity costs (including diamonds) or other operating costs; a prolonged slowdown in the growth of the jewelry market or a recession in the overall economy; financial market risks; a decline in consumer discretionary spending or deterioration in consumer financial position; disruptions in our supply chain; our ability to attract and retain labor; our ability to optimize our transformation strategies; changes to regulations relating to customer credit; disruption in the availability of credit for customers and customer inability to meet credit payment obligations, which has occurred and may continue to deteriorate; our ability to achieve the benefits related to the outsourcing of the credit portfolio, including due to technology disruptions and/or disruptions arising from changes to or termination of the relevant outsourcing agreements, as well as a potential increase in credit costs due to the current interest rate environment; deterioration in the performance of individual businesses or of our market value relative to its book value, resulting in further impairments of long-lived assets or intangible assets or other adverse financial consequences; the volatility of our stock price; the impact of financial covenants, credit ratings or interest volatility on our ability to borrow; our ability to maintain adequate levels of liquidity for our cash needs, including debt obligations, payment of dividends, planned share repurchases (including execution of accelerated share repurchases and the payment of related excise taxes) and capital expenditures as well as the ability of our customers, suppliers and lenders to access sources of liquidity to provide for their own cash needs; potential regulatory changes; future legislative and regulatory requirements in the US and globally relating to climate change, including any new climate related disclosure or compliance requirements, such as those recently issued in the state of California or adopted by the SEC; exchange rate fluctuations; the cost, availability of and demand for diamonds, gold and other precious metals, including any impact on the global market supply of diamonds due to the ongoing Israel-Hamas conflict, the potential sale or divestiture of the De Beers Diamond Company and its diamond mining operations by parent company Anglo-American plc, and the ongoing Russia-Ukraine conflict or related sanctions; stakeholder reactions to disclosure regarding the source and use of certain minerals; scrutiny or detention of goods produced in certain territories resulting from trade restrictions; seasonality of our business; the merchandising, pricing and inventory policies followed by us and our ability to manage inventory levels; our relationships with suppliers including the ability to continue to utilize extended payment terms and the ability to obtain merchandise that customers wish to purchase; the failure to adequately address the impact of existing tariffs and/or the imposition of additional duties, tariffs, taxes and other charges or other barriers to trade or impacts from trade relations; the level of competition and promotional activity in the jewelry sector; our ability to optimize our multi-year strategy to gain market share, expand and improve existing services, innovate and achieve sustainable, long-term growth; the maintenance and continued innovation of our OmniChannel retailing and ability to increase digital sales, as well as management of digital marketing costs; changes in consumer attitudes regarding jewelry and failure to anticipate and keep pace with changing fashion trends; changes in the costs, retail prices, supply and consumer acceptance of, and demand for gem quality lab-created diamonds and adequate identification of the use of substitute products in our jewelry; ability to execute successful marketing programs and manage social media; the ability to optimize our real estate footprint, including operating in attractive trade areas and accounting for changes in consumer traffic in mall locations; the performance of and ability to recruit, train, motivate and retain qualified team members - particularly store associates in regions experiencing low unemployment rates and key executive talent during periods of leadership transition, such as the recent appointment of a new Chief Executive Officer; management of social, ethical and environmental risks; ability to deliver on our environmental, social and governance goals; the reputation of Signet and its banners; inadequacy in and disruptions to internal controls and systems, including related to the migration to new information technology systems which impact financial reporting; risks associated with the Company’s use of artificial intelligence; security breaches and other disruptions to our or our third-party providers’ information technology infrastructure and databases; an adverse development in legal or regulatory proceedings or tax matters, including any new claims or litigation brought by employees, suppliers, consumers or shareholders, regulatory initiatives or investigations, and ongoing compliance with regulations and any consent orders or other legal or regulatory decisions; failure to comply with labor regulations; collective bargaining activity; changes in corporate taxation rates, laws, rules or practices in the US and other jurisdictions in which our subsidiaries are incorporated, including developments related to the tax treatment of companies engaged in internet commerce or deductions associated with payments to foreign related parties that are subject to a low effective tax rate; risks related to international laws and Signet being a Bermuda corporation; risks relating to the outcome of pending litigation; our ability to protect our intellectual property or assets including cash which could be affected by failure of a financial institution or conditions affecting the banking system and financial markets as a whole; changes in assumptions used in making accounting estimates relating to items such as extended service plans; or the impact of weather-related incidents, natural disasters, organized crime or theft, increased security costs, strikes, protests, riots or terrorism, or acts of war (including the ongoing Russia-Ukraine and Israel-Hamas conflicts).
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
OVERVIEW
Signet Jewelers Limited (“Signet” or the “Company”) is the world’s largest retailer of diamond jewelry. Signet is incorporated in Bermuda. The Company operated 2,655 retail locations as of November 2, 2024, which when combined with the Company’s digital capabilities under its Connected Commerce strategy, provides customers the opportunity to use both online and in-store experiences as part of their shopping journey. Signet manages its business by geography, a description of which follows:
•The North America reportable segment operates nine banners, with the majority operating through both online and brick and mortar retail operations. The segment had 2,298 locations in the US and 91 locations in Canada as of November 2, 2024.
◦In the US, the segment operates under the following banners: Kay (Kay Jewelers and Kay Outlet); Zales (Zales Jewelers and Zales Outlet); Jared (Jared Jewelers and Jared Vault); Banter by Piercing Pagoda; Diamonds Direct; Rocksbox; and digital banners, James Allen and Blue Nile.
◦In Canada, the segment operates under the Peoples banner (Peoples Jewellers).
•The International reportable segment had 266 locations in the UK and Republic of Ireland as of November 2, 2024, and maintains an online retail presence for its principal banners, H. Samuel and Ernest Jones.
Certain Company activities are managed in the “Other” reportable segment for financial reporting purposes, primarily the Company’s diamond sourcing operation and its diamond polishing factory in Botswana. See Note 4 of Item 1 for additional information regarding the Company’s reportable segments and see Item 1 of Signet’s Fiscal 2024 Annual Report on Form 10-K for further background and description of the Company’s business.
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
Overall performance - Third quarter Fiscal 2025
Signet’s sales decreased by 3.1% during the third quarter of Fiscal 2025 compared to the same period in Fiscal 2024. During the third quarter, the Company saw positive factors in sales driven by new fashion assortments, sequential improvements in overall same store sales, moderate bridal improvement in our core banners and continued strong performance in services. However, these favorable impacts were more than offset by store closures and the prestige watch business divestiture in the UK, the impacts of the hurricanes in the southern US, a slower than expected engagement recovery, continued uncertainties in consumer spending patterns, and competitive pricing pressure. The third quarter was also unfavorably impacted by the integration and re-platforming challenges that persist at the digital banners which began in the second half of Fiscal 2024. During the third quarter of Fiscal 2025, the Company’s average merchandise transaction values (“ATV”) were flat in the North America reportable segment and decreased by 13.4% in the International reportable segment. The ATV in North America was bolstered by the newness in Signet’s product assortment, particularly in fashion, which was able to offset the impacts of competitive pricing pressure noted above, particularly in bridal. Same store sales in the International reportable segment were up 1.6% in the third quarter; however, overall reported sales and ATV were down year over year due to unfavorable impact of the previously disclosed divestiture of the UK prestige watch business in the fourth quarter of Fiscal 2024, which carried products at high price points.
Refer to the “Results of Operations” section below for further information on performance during the third quarter of Fiscal 2025.
Fiscal 2025 Outlook
The Company anticipates same store sales down in the range of 2% to 3% for full year Fiscal 2025, including flat to up 3% in the fourth quarter. The Company believes it is positioned to deliver a positive holiday performance this year, driven by our comprehensive go-to-market strategy which will lean into our strengths in fashion newness and services, as well as capitalize on the moderate increase in engagement units expected in the fourth quarter. We believe that the Company’s competitive strengths such as targeted marketing, focused operations, service offerings and product newness will position us to serve our value-oriented customers well at holiday. In our digital banners, while certain integration issues have moderated, challenges in re-platforming of the James Allen and Blue Nile websites in the third quarter significantly impacted traffic and search placement, and sales are expected to be unfavorably impacted through the rest of the year.
The Company plans to continue strategic investments that differentiate Signet from its competitors, in particular investments in its banner value propositions, including the renovation of its fleet, its services business, increase the flow of newness of its product offerings, and personalized marketing. Furthermore, the Company will maintain its diligent and effective efforts to drive cost savings and leverage its flexible operating model, scale and fleet optimization. As part of its efforts to focus on its strategic business in the UK, the Company completed the divestiture of the Company’s UK prestige watch business during the fourth quarter of Fiscal 2024 and closed 21 stores to date in Fiscal 2025, primarily at the Ernest Jones banner. These actions, as well as further streamlining overhead in the UK support center, are aimed at improving profitability in this segment, with margins in line with the rest of the business within the next three years.
The Company continues to monitor the impacts of certain macroeconomic factors on its business, such as inflation and the Russia-Ukraine and Israel-Hamas conflicts. Signet operates quality control and technology centers in Israel, and to date, these operations have not been impacted by the geopolitical conflict in the Middle East. While the Company currently does not expect disruptions to its operations in Israel to have a material impact on the Company’s results of operations, the Company will continue to closely monitor this conflict and any impacts on its business, as well as its team members in Israel. Uncertainties exist that could impact the Company’s results of operations or cash flows in the future, such as competitive pricing pressure, including lab-created diamonds, continued inflationary impacts to the Company (including, but not limited to, materials, labor, fulfillment and advertising costs) or adverse shifts in consumer discretionary spending, slower than anticipated recovery of engagements, deterioration of consumer credit, supply chain disruptions to the Company’s business, the Company’s ability to recruit and retain qualified team members, or organized retail crime and its impact to mall traffic. In addition, the Company will monitor potential impacts of changes to regulations, taxes and tariffs as a result of the incoming US administration. See “Forward-Looking Statements” above as well as the “Risk Factors” included in Item 1A of Signet’s Fiscal 2024 Annual Report on Form 10-K.

RESULTS OF OPERATIONS
Comparison of Third Quarter Fiscal 2025 to Third Quarter Fiscal 2024

	Third Quarter				Year to Date
	Fiscal 2025		Fiscal 2024		Fiscal 2025		Fiscal 2024
(in millions)	$	% of sales	$	% of sales	$	% of sales	$	% of sales
Sales	$1,349.4	100.0%	$1,391.9	100.0%	$4,351.2	100.0%	$4,673.5	100.0%
Cost of sales	(864.1)	(64.0)	(890.6)	(64.0)	(2,727.2)	(62.7)	(2,929.4)	(62.7)
Gross margin	485.3	36.0	501.3	36.0	1,624.0	37.3	1,744.1	37.3
Selling, general and administrative expenses	(469.6)	(34.8)	(484.2)	(34.8)	(1,483.4)	(34.1)	(1,525.8)	(32.6)
Asset impairments, net	(0.7)	(0.1)	(0.1)	—	(169.3)	(3.9)	(5.7)	(0.1)
Other operating expense, net	(5.8)	(0.4)	(3.7)	(0.3)	(13.2)	(0.3)	(7.4)	(0.2)
Operating income (loss)	9.2	0.7	13.3	1.0	(41.9)	(1.0)	205.2	4.4
Interest (expense) income, net	(1.0)	(0.1)	2.6	0.2	10.0	0.2	10.0	0.2
Other non-operating income (expense), net	0.2	—	(2.3)	(0.2)	2.0	—	(2.4)	(0.1)
Income (loss) before income taxes	8.4	0.6	13.6	1.0	(29.9)	(0.7)	212.8	4.6
Income taxes	(1.4)	(0.1)	(1.9)	(0.1)	(9.5)	(0.2)	(28.6)	(0.6)
Net income (loss)	$7.0	0.5%	$11.7	0.8%	$(39.4)	(0.9)%	$184.2	3.9%
Dividends on Preferred Shares	(1.6)	nm	(8.7)	nm	(96.8)	nm	(25.9)	nm
Net income (loss) attributable to common shareholders	$5.4	0.4%	$3.0	0.2%	$(136.2)	(3.1)%	$158.3	3.4%
nm    Not meaningful.
Third quarter sales
Signet's total sales decreased 3.1% year over year to $1.35 billion in the 13 weeks ended November 2, 2024. Same store sales decreased 0.7%, compared to a decrease of 11.8% in the prior year quarter. These decreases were the result of decreased traffic and operational challenges at the digital banners, the impact of the hurricanes in the Southern US and the slower than expected engagement recovery, which were partially offset by growth in fashion and new merchandise. Additionally, the decrease in total reported sales was also impacted by store closures and divestiture of the prestige watch business in the UK year over year.
eCommerce sales in the third quarter of Fiscal 2025 were $289.2 million, down $11.7 million or 3.9%, compared to $300.9 million in the prior year third quarter, primarily due to challenges in the digital banners noted above. eCommerce sales accounted for 21.4% of third quarter sales, relatively flat compared to 21.6% of total sales in the prior year third quarter. Brick and mortar same store sales were flat from the prior year third quarter.
The breakdown of the third quarter sales performance by reportable segment is set out in the table below:

	Change from previous year
Third Quarter of Fiscal 2025	Same store sales (1)	Non-same store sales, net	Total sales at constant exchange rate (2)	Exchange translation impact	Total sales as reported	Total sales (in millions)
North America reportable segment	(0.8)%	(1.4)%	(2.2)%	(0.1)%	(2.3)%	$1,262.0
International reportable segment	1.6%	(17.1)%	(15.5)%	4.1%	(11.4)%	$83.3
Other reportable segment (3)	nm	nm	nm	nm	nm	$4.1
Signet	(0.7)%	(2.7)%	(3.4)%	0.3%	(3.1)%	$1,349.4
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
nm Not meaningful.

ATV is an operating metric defined as net merchandise sales divided by the total number of customer transactions. The ATV is measured each period based on the reported merchandise sales for the corresponding period presented.

	Average Merchandise Transaction Value(1)(2)				Merchandise Transactions
	Average Value		Change from previous year		Change from previous year
Third Quarter	Fiscal 2025	Fiscal 2024	Fiscal 2025	Fiscal 2024	Fiscal 2025	Fiscal 2024
North America reportable segment	$622	$622	—%	1.1%	(2.1)%	(15.1)%
International reportable segment (3)	£162	£187	(13.4)%	2.7%	(3.2)%	(11.5)%
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
North America sales
The North America reportable segment’s total sales were $1.26 billion compared to $1.29 billion in the prior year quarter, or a decrease of 2.3%. This decrease was the result of a slower than expected engagement recovery, operational challenges and decreased traffic at the digital banners, the impact of the hurricanes in the Southern US, and the continued uncertainties in consumer spending. These decreases were partially offset by the Company’s higher penetration of new merchandise which drove growth in fashion during the quarter. Same store sales decreased 0.8% compared to a decrease of 12.3% in the prior year quarter due to the decline in the number of transactions by 2.1% year over year.
International sales
The International reportable segment’s total sales decreased 11.4%, or 15.5% at constant exchange rates, to $83.3 million compared to $94.0 million in the prior year quarter, primarily due to the divestiture of the prestige watch business in the fourth quarter of Fiscal 2024, as well as the impact of store closures. The number of transactions decreased 3.2% and ATV decreased 13.4% year over year. Same store sales increased 1.6% compared to a decrease of 4.6% in the prior year quarter.
Year to date sales
Signet’s total sales decreased 6.9% to $4.35 billion compared to $4.67 billion in the prior year. Signet’s same store sales decreased 4.6%, compared to a decrease of 12.6% in the prior year. As further described above, these declines were driven primarily by a slower than expected engagement recovery, store closures and the prestige watch divestiture in the UK, operational challenges at the digital banners, and the impact of the macro environment on consumer spending, particularly earlier in the year.
eCommerce sales year to date were $959.4 million, down $87.6 million or 8.4%, compared to $1.05 billion in the prior year. eCommerce sales accounted for 22.0% of year to date sales, down slightly from 22.4% of total sales in the prior year. The decrease in total eCommerce sales was driven by the challenges in the digital banners noted above. Brick and mortar same store sales decreased 3.7% from the prior period.
The breakdown of the year to date sales performance by reportable segment is set out in the table below:

	Change from previous year
Year to date Fiscal 2025	Same store sales (1)	Non-same store sales, net	Total sales at constant exchange rate (2)	Exchange translation impact	Total sales as reported	Total sales (in millions)
North America reportable segment	(4.9)%	(1.4)%	(6.3)%	—%	(6.3)%	$4,079.6
International reportable segment	0.1%	(17.0)%	(16.9)%	2.4%	(14.5)%	$247.0
Other reportable segment (3)	nm	nm	nm	nm	nm	$24.6
Signet	(4.6)%	(2.4)%	(7.0)%	0.1%	(6.9)%	$4,351.2
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
(3)    Includes sales from Signet’s diamond sourcing operation.
nm Not meaningful.

	Average Merchandise Transaction Value(1)(2)				Merchandise Transactions
	Average Value		Change from previous year		Change from previous year
Year to date Fiscal 2025	Fiscal 2025	Fiscal 2024	Fiscal 2025	Fiscal 2024	Fiscal 2025	Fiscal 2024
North America reportable segment (3)	$581	$581	—%	3.8%	(6.4)%	(13.9)%
International reportable segment (4)	£161	£187	(13.9)%	5.1%	(4.2)%	(15.0)%
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
(3)    Includes a correction to the previously presented year to date Fiscal 2024 ATV and merchandise transaction amounts. The Company has corrected the sales and transaction base of the North America reportable segment calculation, which resulted in a correction of ATV from $587 to $581, ATV` change from previous year of 4.8% to 3.8%, and merchandise transaction change from previous year of (14.3%) to (13.9)%.
(4)    International reportable segment amounts are denominated in British pounds.
North America sales
The North America reportable segment’s total sales were $4.08 billion compared to $4.35 billion in the prior year, down 6.3%. This decrease was primarily driven by the impact of the macro environment on consumer spending, operational challenges at the digital banners, and the decline in the bridal category, driven by the slower than expected engagement recovery. Same store sales decreased 4.9% compared to a decrease of 13.0% in the prior year. North America’s ATV remained flat when compared with the prior year, while the number of transactions decreased 6.4%.
International sales
The International reportable segment’s total sales decreased 14.5% to $247.0 million compared to $289.0 million in the prior year, primarily due to the impact of the divestiture of the prestige watch business in the fourth quarter of Fiscal 2024 and the impact of store closures. Total sales at constant exchange rates decreased 16.9%. The number of transactions decreased 4.2% and ATV decreased 13.9% over prior year. The decline in ATV was driven by the divestiture of the prestige watch business, which carried products at high price points.
Gross margin
In the third quarter of Fiscal 2025, gross margin was $485.3 million or 36.0% of sales compared to $501.3 million or 36.0% of sales in the prior year quarter. For the 39 weeks ended November 2, 2024, gross margin was $1.62 billion or 37.3% of sales compared to $1.74 billion or 37.3% of sales in the prior year comparable period. The Company maintained flat gross margins for both the 13 and 39 weeks ended November 2, 2024 reflecting growth in services, product newness and higher fashion penetration, which offset the deleveraging of fixed costs on lower sales volume.
Selling, general and administrative expenses (“SG&A”)
In the third quarter of Fiscal 2025, SG&A was $469.6 million or 34.8% of sales compared to $484.2 million or 34.8% of sales in the prior year quarter. For the 39 weeks ended November 2, 2024, SG&A was $1.48 billion or 34.1% of sales compared to $1.53 billion or 32.6% of sales in the prior year comparable period. The increase in SG&A as a percentage of sales for both the 13 and 39 weeks ended November 2, 2024 was driven by higher advertising expense and deleverage of fixed costs, primarily the fixed portion of labor. In addition, the third quarter of Fiscal 2025 included approximately $2.0 million of leadership transition costs.
Asset impairments, net
For the 13 and 39 weeks ended November 2, 2024, the Company recorded pre-tax impairment charges of $0.7 million and $169.3 million, respectively, compared to charges of $0.1 million and $5.7 million in the 13 and 39 weeks ended October 28, 2023, respectively. For the 13 weeks ended November 2, 2024, asset impairments were related to the impairment of long-lived assets. For the 39 weeks ended November 2, 2024, $166.0 million of the charges related to impairment of goodwill and indefinite-lived trade names for Diamonds Direct and the Digital Banners, and $3.3 million related to the impairment of long-lived assets. For the 13 and 39 weeks ended October 28, 2023, all charges were related to impairment of long-lived assets. See Note 12 and Note 18 for additional information.
Other operating expense, net
In the third quarter of Fiscal 2025, other operating expense was $5.8 million, compared to $3.7 million in the prior year quarter. For the 39 weeks ended November 2, 2024, other operating expense was $13.2 million compared to $7.4 million in the prior year comparable period. The 13 and 39 weeks ended November 2, 2024 primarily included restructuring and related charges of $5.2 million and $11.0 million, respectively, and foreign exchange losses of $0.2 million and $1.4 million, respectively. The 13 and 39 weeks ended October 28, 2023 primarily included restructuring charges of $1.6 million and $5.8 million, respectively, and foreign exchange losses of $0.7 million and $2.5 million, respectively, partially offset by a credit to income of $3.0 million related to an adjustment of a prior litigation accrual. See Note 17, Note 18, and Note 20 for additional information.

Operating income (loss)
For the third quarter of Fiscal 2025, operating income was $9.2 million or 0.7% of sales, compared to operating income of $13.3 million or 1.0% of sales in the prior year quarter. For the 39 weeks ended November 2, 2024, operating loss was $41.9 million or (1.0)% of sales compared to $205.2 million or 4.4% of sales in the prior year comparable period. The decrease in operating income for the 13 weeks ended November 2, 2024 was primarily driven by lower sales volume and higher advertising expense noted above. The decrease in operating income for the 39 weeks ended November 2, 2024 was primarily driven by the impact of goodwill and indefinite-lived intangible impairment charges, lower sales volume and higher advertising expense noted above, partially offset by cost savings initiatives.
Signet’s operating income (loss) by reportable segment for the third quarter is as follows:

	Fiscal 2025		Fiscal 2024
(in millions)	$	% of segment sales	$	% of segment sales
North America reportable segment (1)	$24.1	1.9%	$39.2	3.0%
International reportable segment (2)	(3.7)	(4.4)%	(9.0)	(9.6)%
Other reportable segment	(1.6)	nm	(3.1)	nm
Corporate and unallocated expenses (3)	(9.6)	nm	(13.8)	nm
Operating income	$9.2	0.7%	$13.3	1.0%
Signet’s operating income (loss) by reportable segment for the year to date period is as follows:

	Fiscal 2025		Fiscal 2024
(in millions)	$	% of segment sales	$	% of segment sales
North America reportable segment (1)	$30.1	0.7%	$281.0	6.5%
International reportable segment (2)	(20.9)	(8.5)%	(22.9)	(7.9)%
Other reportable segment	(7.3)	nm	(4.8)	nm
Corporate and unallocated expenses (3)	(43.8)	nm	(48.1)	nm
Operating (loss) income	$(41.9)	(1.0)%	$205.2	4.4%
(1)    Operating income during the 13 and 39 weeks ended November 2, 2024 includes $0.8 million and $169.0 million, respectively, of asset impairment charges primarily related to goodwill and indefinite-lived intangible assets recognized in the second quarter; and $5.4 million and $6.2 million, respectively, of restructuring and related charges. Operating income during the 39 weeks ended November 2, 2024 includes $1.1 million of integration-related expenses, primarily severance and retention, incurred for the integration of Blue Nile.
Operating income during the 13 and 39 weeks ended October 28, 2023 includes $7.5 million and $20.1 million, respectively, of integration-related expenses, primarily severance and retention, and exit and disposal costs, and system decommissioning costs incurred for the integration of Blue Nile; and $0.2 million and $4.4 million, respectively, of restructuring charges. Operating income during the 39 weeks ended October 28, 2023 includes a $3.0 million credit to income related to the adjustment of a prior litigation accrual and $5.6 million of net asset impairment charges primarily related to restructuring and integration.
See Note 12, Note 18 and Note 20 for additional information.
(2)    Operating loss during the 13 and 39 weeks ended November 2, 2024 includes $0.4 million and $5.4 million, respectively, of restructuring charges. Operating loss during the 39 weeks ended November 2, 2024 includes $2.5 million of net losses from the previously announced divestiture of the UK prestige watch business and $0.3 million of net asset impairment charges primarily related to planned store closures.
Operating loss during the 13 and 39 weeks ended October 28, 2023 includes restructuring charges of $1.4 million and costs related to the divestiture of the UK prestige watch business of $1.3 million.
    See Note 1 and Note 18 for additional information.
(3)    Operating loss during the 13 and 39 weeks ended November 2, 2024 includes $0.8 million of CEO transition costs, primarily related to professional fees incurred for the search for the Company’s recently appointed CEO.
Interest (expense) income, net
For the 13 and 39 weeks ended November 2, 2024, net interest expense was $1.0 million and net interest income was $10.0 million, respectively, compared to net interest income of $2.6 million and $10.0 million in the 13 and 39 weeks ended October 28, 2023, respectively. The change in the 13 weeks ended November 2, 2024 compared to the prior year comparable period was the result of lower cash balances earning interest due to the redemptions of Preferred Shares, repayment of the Senior Notes and share repurchases, as well as interest expense incurred from borrowings on the ABL. Net interest income remained flat in the 39 weeks ended November 2, 2024 compared to the prior year comparable period due to higher invested cash balances in the beginning of the current year period compared to the prior year period, higher interest rates and lower interest expense incurred as a result of the repayment of the Senior Notes as previously noted, offsetting interest expense incurred on borrowings on the ABL.
Income taxes
In the third quarter of Fiscal 2025, income tax expense was $1.4 million, with an effective tax rate (“ETR”) of 16.7%, compared to income tax expense of $1.9 million, with an ETR of 14.0%, in the prior year comparable period. The ETRs for the third quarter of

Fiscal 2025 and the third quarter of Fiscal 2024 were lower than the US federal income tax rate, primarily due to the favorable impacts of foreign rate differences and benefits from global reinsurance arrangements.
In the year to date period of Fiscal 2025, income tax expense was $9.5 million, with an ETR of (31.8)%, compared to income tax expense of $28.6 million, with an ETR of 13.4% in the prior year comparable period.
The ETR for the 39 weeks ended November 2, 2024 was different than the US federal income tax rate, primarily due to the favorable impact of foreign rate differences and benefits from global reinsurance arrangements, as well as discrete tax impacts during Fiscal 2025, including the non-deductible impairment charges described above and the excess tax benefit for share-based compensation which vested during the year of $5.0 million. The year to date ETR in the prior year comparable period was lower than the US federal income tax rate primarily due to the favorable impact of foreign rate differences and benefits from global reinsurance arrangements, as well as the discrete tax benefits recognized through the third quarter of Fiscal 2024. The Fiscal 2024 discrete tax benefits relate to the reclassification of the remaining pension settlement loss out of AOCI of $4.1 million and the excess tax benefit for share-based compensation which vested during the year of $9.4 million.
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
1. Net (debt) cash
Net (debt) cash is a non-GAAP measure defined as the total of cash and cash equivalents less debt. Management considers this metric to be helpful to understand the total indebtedness of the Company after consideration of cash balances on-hand.

(in millions)	November 2, 2024	February 3, 2024	October 28, 2023
Cash and cash equivalents	$157.7	$1,378.7	$643.8
Less: Current portion of long-term debt	—	(147.7)	(147.6)
Less: Long-term debt	(253.0)	—	—
Net (debt) cash	$(95.3)	$1,231.0	$496.2
2. Free cash flow
Free cash flow is a non-GAAP measure defined as the net cash (used in) provided by operating activities less purchases of property, plant and equipment. Management considers this metric to be helpful in understanding how the business is generating cash from its operating and investing activities that can be used to meet the financing needs of the business. Free cash flow is an indicator frequently used by management to evaluate its overall liquidity needs and determine appropriate capital allocation strategies. Free cash flow does not represent the residual cash flow available for discretionary purposes.

	13 weeks ended		39 weeks ended
(in millions)	November 2, 2024	October 28, 2023	November 2, 2024	October 28, 2023
Net cash (used in) provided by operating activities	$(75.4)	$48.0	$(189.8)	$(205.3)
Purchase of property, plant and equipment	(63.1)	(34.0)	(114.4)	(89.4)
Free cash flow	$(138.5)	$14.0	$(304.2)	$(294.7)

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

	13 weeks ended		39 weeks ended
(in millions)	November 2, 2024	October 28, 2023	November 2, 2024	October 28, 2023
Net income (loss)	$7.0	$11.7	$(39.4)	$184.2
Income taxes	1.4	1.9	9.5	28.6
Interest expense (income), net	1.0	(2.6)	(10.0)	(10.0)
Depreciation and amortization	36.1	42.7	110.6	129.4
Amortization of unfavorable contracts	(0.5)	(0.5)	(1.4)	(1.4)
EBITDA	$45.0	$53.2	$69.3	$330.8
Other non-operating (income) expense, net	(0.2)	2.3	(2.0)	2.4
Share-based compensation	2.1	11.2	20.4	36.4
Other accounting adjustments
Asset impairments (1)	0.4	0.2	168.5	3.7
Restructuring and related charges (2)	5.8	1.6	11.6	5.8
Loss on divestitures, net (3)	—	1.3	2.5	1.3
Integration-related expenses (4)	—	7.5	1.1	20.1
CEO transition costs (5)	0.8	—	0.8	—
Litigation charges (6)	—	—	—	(3.0)
Adjusted EBITDA	$53.9	$77.3	$272.2	$397.5
(1)    Primarily includes asset impairment charges related to goodwill and indefinite-lived intangible assets recognized in the second quarter. Refer to Note 12 for additional information.
(2)    Restructuring and related charges were incurred primarily as a result of the Company’s rationalization of its store footprint and reorganization of certain centralized functions. Refer to Note 18 for additional information.
(3)    Includes net losses from the previously announced divestiture of the UK prestige watch business. Refer to Note 1 for additional information.
(4)    Fiscal 2025 includes severance and retention expenses related to the integration of Blue Nile; Fiscal 2024 includes expenses related to the integration of Blue Nile, primarily severance and retention, exit and disposal costs and system decommissioning costs.
(5)    Primarily includes professional fees incurred for the search for the Company’s recently appointed CEO.
(6)    Includes a credit to income related to the adjustment of a prior litigation accrual recognized in Fiscal 2023. Refer to Note 20 for additional information.
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

	13 weeks ended		39 weeks ended
(in millions)	November 2, 2024	October 28, 2023	November 2, 2024	October 28, 2023
Operating income (loss)	$9.2	$13.3	$(41.9)	$205.2
Asset impairments (1)	0.4	0.2	168.5	3.7
Restructuring and related charges (2)	5.8	1.6	11.6	5.8
Loss on divestitures, net (3)	—	1.3	2.5	1.3
Integration-related expenses (4)	—	7.5	1.1	20.1
CEO transition costs (5)	0.8	—	0.8	—
Litigation charges (6)	—	—	—	(3.0)
Adjusted operating income	$16.2	$23.9	$142.6	$233.1

Operating margin	0.7%	1.0%	(1.0)%	4.4%
Adjusted operating margin	1.2%	1.7%	3.3%	5.0%
(1)    Primarily includes asset impairment charges related to goodwill and indefinite-lived intangible assets recognized in the second quarter. Refer to Note 12 for additional information.
(2)    Restructuring and related charges were incurred primarily as a result of the Company’s rationalization of its store footprint and reorganization of certain centralized functions. Refer to Note 18 for additional information.
(3)    Includes net losses from the previously announced divestiture of the UK prestige watch business. Refer to Note 1 for additional information.
(4)    Fiscal 2025 includes severance and retention expenses related to the integration of Blue Nile; Fiscal 2024 includes expenses related to the integration of Blue Nile, primarily severance and retention, exit and disposal costs and system decommissioning costs.
(5)    Primarily includes professional fees incurred for the search for the Company’s recently appointed CEO.
(6)    Includes a credit to income related to the adjustment of a prior litigation accrual recognized in Fiscal 2023. Refer to Note 20 for additional information.
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

	13 weeks ended		39 weeks ended
	November 2, 2024	October 28, 2023	November 2, 2024	October 28, 2023
Diluted EPS	$0.12	$0.07	$(3.07)	$3.39
Asset impairments (1)	0.01	—	3.80	0.07
Restructuring and related charges (2)	0.13	0.04	0.26	0.11
Loss on divestitures, net (3)	—	0.03	0.06	0.02
Integration-related expenses (4)	—	0.16	0.02	0.38
CEO transition costs (5)	0.02	—	0.02	—
Litigation charges (6)	—	—	—	(0.06)
Tax impact of items above	(0.04)	(0.06)	(0.35)	(0.20)
Deemed dividend on redemption of Preferred Shares (7)	—	—	1.92	—
Dilution effect (8)	—	—	(0.04)	—
Adjusted diluted EPS	$0.24	$0.24	$2.62	$3.71
(1)    Primarily includes asset impairment charges related to goodwill and indefinite-lived intangible assets recognized in the second quarter. Refer to Note 12 for additional information.
(2)    Restructuring and related charges were incurred primarily as a result of the Company’s rationalization of its store footprint and reorganization of certain centralized functions. Refer to Note 18 for additional information.
(3)    Includes net losses from the previously announced divestiture of the UK prestige watch business. Refer to Note 1 for additional information.
(4)    Fiscal 2025 includes severance and retention expenses related to the integration of Blue Nile; Fiscal 2024 includes expenses related to the integration of Blue Nile, primarily severance and retention, exit and disposal costs and system decommissioning costs.
(5)    Primarily includes professional fees incurred for the search for the Company’s recently appointed CEO.
(6)    Includes a credit to income related to the adjustment of a prior litigation accrual recognized in Fiscal 2023. Refer to Note 20 for additional information.
(7)    As described in Note 5, the Company recorded a deemed dividend to net income (loss) attributable to common shareholders of $85.2 million in of Fiscal 2025, which represents the excess of the conversion value of the Preferred Shares over their carrying value upon redemption and includes $1.6 million of related expenses.
(8)    Adjusted diluted EPS for the 39 weeks ended November 2, 2024 was calculated using 45.9 million diluted weighted average common shares outstanding. The additional dilutive shares were excluded from the calculation of GAAP diluted EPS as their effect was antidilutive. Refer to Note 7 for additional information.

LIQUIDITY AND CAPITAL RESOURCES
Overview
The Company’s primary sources of liquidity are cash on hand, cash provided by operations and availability under its senior secured asset-based revolving credit facility (the “ABL”). As of November 2, 2024, the Company had $157.7 million of cash and cash equivalents and $253.0 million of outstanding borrowings on the ABL. The available borrowing capacity on the ABL was $929 million as of November 2, 2024.
The Company has a disciplined approach to capital allocation, utilizing the following capital priorities: 1) drive growth through both organic investments and acquisitions; 2) optimize its capital structure and maintain an adjusted leverage ratio (a non-GAAP measure as defined in Item 7 of the Signet’s Fiscal 2024 Annual Report on Form 10-K) of at or below 2.5x; and 3) return cash to shareholders through share repurchases and dividends.
Investing in growth
Since the Company’s transformation strategies began in Fiscal 2019, the Company has delivered substantially against its strategic priorities to establish the Company as the OmniChannel jewelry category leader and position its business for sustainable long-term growth. The investments in acquisitions and new capabilities built during the past few years laid the foundation for the Company’s accelerated growth, including prioritizing investments in digital technology and data analytics, and enhancing and optimizing a connected commerce shopping journey for customers, all of which has been funded through cost reductions and structural improvements in the Company’s operations. The Company’s cash discipline has led to more efficient working capital, through both the extension of payment days with the Company’s vendor base, as well as through improvement in productivity and the overall health and newness of the Company’s inventory. The Company also invested $125.5 million for capital expenditures in Fiscal 2024 and has planned for capital expenditures of up to $170 million in Fiscal 2025, reflecting primarily investments in new stores and renovations, as well as additional digital and technology advancements.
The Company has also made strategic acquisitions in line with its Inspiring Brilliance growth strategy over the past three years, investing nearly $900 million for the acquisitions of Diamonds Direct in Fiscal 2022, Blue Nile in Fiscal 2023 and Services Jewelry Repair (“SJR”) in Fiscal 2024. The acquisitions of Diamonds Direct and Blue Nile have accelerated the Company’s growth in accessible luxury and bridal by allowing Signet to reach into new markets and new customers, through Diamonds Direct’s continued store expansion and through Blue Nile’s broadening of Signet's digital leadership across the jewelry category. In addition, the acquisition of certain assets of SJR in the second quarter of Fiscal 2024, as well as the transition of the former Blue Nile Seattle fulfillment center to a new enterprise-wide repair facility has expanded the Company’s services capacity and capabilities.
In addition to the acquisitions, the Company divested the operations and certain assets related to the prestige watch business in the UK during the fourth quarter of Fiscal 2024 for approximately $54 million. The Company believes the divestiture of this non-strategic business will enable the UK to accelerate key elements of its transformation.
Optimized capital structure
The Company has made significant progress over the past few years in line with its priority to build a strong cash and overall liquidity position, including fully outsourcing credit and eliminating the UK Pension Scheme. Additionally, over that period, the Company has repaid all outstanding debt, culminating in the full repayment of the Senior Notes at maturity in the second quarter of Fiscal 2025 using cash on hand. In addition, the Company has recently completed the extension of the ABL to August 2029 at substantially the same terms, as further described in Note 15. The ABL aggregate commitment has been reduced to $1.2 billion to better align with our reduced inventory base over the past few years, as well as provide cost savings on unused commitment fees.
On April 1, 2024, in accordance with the terms of the amended Certificate of Designation for the Preferred Shares, the Preferred Holders converted half of the then outstanding Preferred Shares and the Company elected to settle such conversions in cash totaling $414.1 million, including accrued and unpaid dividends. During the second and third quarters, the Preferred Holders have now converted all of the remaining Preferred Shares, and the Company elected to settle all the remaining Preferred Shares in cash totaling $401.5 million. The ability of the Company to settle the Preferred Shares in cash highlights the effectiveness of the Company’s flexible operating model and working capital efficiency, which has generated significant free cash flow and liquidity over the past few years. Refer to Note 5 for additional information.
The Company uses leverage ratios to assess the effectiveness of its capital allocation strategy. In Fiscal 2024, the Company reduced the stated goal for the adjusted leverage ratio (a non-GAAP measure as defined in Item 7 of the Signet’s Fiscal 2024 Annual Report on Form 10-K) by 0.25 turns to be at or below 2.5x and maintained a 2.3x adjusted leverage ratio through the end of Fiscal 2024. The Company continues to be confident in its ability to generate free cash flow while maintaining this leverage ratio target.
Returning cash to shareholders
The Company remains committed to its goal to return cash to shareholders, which includes being a dividend growth company. For the third year in a row, Signet has increased its quarterly common dividend from $0.23 per share in Fiscal 2024 to $0.29 per share beginning in Fiscal 2025. The Company also remains focused on share repurchases under its 2017 Program. In March 2024, the Board approved a further $200 million increase to the multi-year authorization under the 2017 Program. The Company repurchased $113.8 million of common shares during the 39 weeks ended November 2, 2024 with $747.3 million of shares authorized for repurchase remaining as of November 2, 2024. See Note 6 for additional information related to the common share repurchases.
The Company believes that cash on hand, cash flows from operations and available borrowings under the ABL will be sufficient to meet its ongoing business requirements for at least the 12 months following the date of this report, including funding working capital needs, projected investments in the business (including capital expenditures), and returns to shareholders through dividends and common share repurchases.
Primary sources and uses of operating cash flows
Operating activities provide the primary source of cash for the Company and are influenced by a number of factors, the most significant of which are operating income and changes in working capital items, such as:
•changes in the level of inventory as a result of sales and other strategic initiatives; and
•changes and timing of accounts payable and accrued expenses, including variable compensation.
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
Summary cash flow
The following table provides a summary of Signet’s cash flow activity for Fiscal 2025 and Fiscal 2024:

	39 weeks ended
(in millions)	November 2, 2024	October 28, 2023
Net cash used in operating activities	$(189.8)	$(205.3)
Net cash used in investing activities	(121.0)	(93.9)
Net cash used in financing activities	(908.5)	(219.7)
Decrease in cash and cash equivalents	$(1,219.3)	$(518.9)

Cash and cash equivalents at beginning of period	$1,378.7	$1,166.8
Decrease in cash and cash equivalents	(1,219.3)	(518.9)
Effect of exchange rate changes on cash and cash equivalents	(1.7)	(4.1)
Cash and cash equivalents at end of period	$157.7	$643.8
Operating activities
Net cash used in operating activities was $189.8 million during the 39 weeks ended November 2, 2024 compared to $205.3 million in the prior year comparable period. The change in operating cash flows compared to prior year was primarily driven by the payment of litigation settlements in the prior year noted below, mostly offset by the impact of lower sales on cash flows year over year. The significant movements in operating cash flows are further described below:
•Net loss was $39.4 million compared to net income of $184.2 million in the prior year period, a decrease of $223.6 million. This decrease was primarily the result of non-cash asset impairment charges of $169.3 million taken during Fiscal 2025, as well as lower sales and gross profit compared to prior year. Refer to Note 12 for additional information.
•The change in current income taxes was a use of $92.4 million in the current period compared to a use of $20.0 million in the prior year. The current year use was primarily the result of net income tax payments of $100.0 million, compared to net income tax payments of $11.7 million in the prior year period.
•Cash used by inventory was $189.5 million compared to a source of $14.8 million in the prior year period driven by replenishment of inventories to healthier in-stock levels, including new assortments, in the current year.
•Cash used by accounts payable was $101.5 million compared to a use of $221.5 million in the prior year period. Accounts payable decreased in the current year as a result of normal pay down of invoices due from Holiday Season merchandise purchases. The change compared to prior year is due to the above noted higher replenishment of inventory in the current year.
•Cash used by accrued expenses and other liabilities was $45.9 million, compared to a use of $253.2 million in the prior year period. This difference is driven primarily by litigation settlements which were accrued in Fiscal 2023 and paid during the first quarter of Fiscal 2024. See Note 20 for additional information.

Investing activities
Net cash used in investing activities for the 39 weeks ended November 2, 2024 was $121.0 million compared to a use of $93.9 million in the prior period. Cash used in Fiscal 2025 was primarily related to capital expenditures of $114.4 million. Capital expenditures are associated with new stores, remodels of existing stores, and capital investments in digital and IT. Signet has planned Fiscal 2025 capital expenditures of up to $170 million. In Fiscal 2024, net cash used in investing activities was primarily related to capital expenditures of $89.4 million.
Stores opened and closed in the 39 weeks ended November 2, 2024:

Store count by segment	February 3, 2024	Openings	Closures	November 2, 2024
North America segment (1)	2,411	8	(30)	2,389
International segment (1)	287	—	(21)	266
Signet	2,698	8	(51)	2,655
(1)    The net change in selling square footage for Fiscal 2025 for the North America and International segments was (0.2%) and (5.9%), respectively.
Financing activities
Net cash used in financing activities for the 39 weeks ended November 2, 2024 was $908.5 million, primarily consisting of the repurchase of the Preferred Shares of $812.9 million, the repayment of the Senior Notes of $147.8 million upon maturity, payments for withholding taxes related to the settlement of the Company’s share-based compensation awards of $28.2 million, preferred and common share dividends paid of $54.5 million, and the repurchase of $113.8 million of common shares, partially offset by ABL borrowings of $253.0 million.
Net cash used in financing activities for the 39 weeks ended October 28, 2023 was $219.7 million, consisting of the repurchase of $117.5 million of common shares, payments for withholding taxes related to the settlement of the Company’s share-based compensation awards of $47.9 million, and preferred and common share dividends paid of $54.3 million.
Movement in cash and indebtedness
Cash and cash equivalents at November 2, 2024 were $157.7 million compared to $643.8 million as of October 28, 2023. The decrease year over year was primarily driven by the retirement of the Preferred Shares, the repayment of the Senior Notes upon maturity, and common share repurchases, as described above, partially offset by borrowings on the ABL and cash flow from operations. Signet holds cash and cash equivalents at a number of large, highly-rated financial institutions. The amount held at each financial institution takes into account the credit rating and size of the financial institution and is held for short-term durations.
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
There were $253.0 million of borrowings under the ABL during the 39 weeks ended November 2, 2024. There were no borrowings under the ABL in the prior year comparable period. Available borrowing capacity under the ABL was $929 million as of November 2, 2024.
The Company had $253.0 million of outstanding debt as of November 2, 2024, consisting entirely of borrowings on the ABL. As further described in Note 15, the Company fully repaid the Senior Notes upon maturity in the second quarter of Fiscal 2025 using cash on hand. At October 28, 2023, Signet had $147.8 million of outstanding debt, consisting entirely of the Senior Notes.
Net debt was $95.3 million as of November 2, 2024 compared to net cash of $496.2 million as of October 28, 2023. Refer to the non-GAAP measures discussed above for the definition of net (debt) cash and reconciliation to its most comparable financial measure presented in accordance with GAAP.
As of November 2, 2024, February 3, 2024 and October 28, 2023, the Company was in compliance with all debt covenants.
SEASONALITY
Signet’s business is seasonal, with the fourth quarter historically accounting for approximately 35-40% of annual sales as well as for a substantial portion of the annual operating income. The “Holiday Season” consists of results for the months of November and December, with December being the highest volume month of the year.
CRITICAL ACCOUNTING ESTIMATES
The preparation of these condensed consolidated financial statements, in conformity with US GAAP and SEC regulations for interim reporting, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and reported amounts of revenues and expenses during the reported periods. On an ongoing basis, management evaluates its accounting policies, estimates and judgments. Estimates and assumptions are primarily made in relation to the valuation of inventories, deferred revenue, employee compensation, income taxes, contingencies, leases, asset impairments for goodwill, indefinite-lived intangible and long-lived assets and the depreciation and amortization of long-lived assets. Management bases the estimates and judgments on historical experience and various other factors believed to be reasonable under the circumstances. Actual results may differ from these estimates. There have been no material changes to the critical accounting policies and estimates disclosed in Signet’s Annual Report on Form 10-K for the fiscal year ended February 3, 2024 filed with the SEC on March 21, 2024, except for goodwill and intangible assets noted below.
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
As a result of the impairments noted above, the carrying values of the Diamonds Direct trade name, the Digital Banners goodwill, and the Blue Nile trade name were $119 million, $203.1 million, and $60 million, respectively, as of the impairment testing date during the second quarter of Fiscal 2025, and continue to approximate their fair values as of November 2, 2024. The Company will continue to monitor events or circumstances that could trigger the need for an interim impairment test. The Company believes that the estimates and assumptions related to sales and operating income trends, discount rates, royalty rates and other assumptions are reasonable, but they are subject to change from period to period. Future economic conditions or operating performance, such as declines in sales or increases in discount rates, could differ from those projected by management in its most recent impairment tests for indefinite-lived intangible assets, including goodwill. This could impact our estimates of fair values and may result in future material impairment charges. See Note 12 of Item 1 for additional information.
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
Signet has significant amounts of cash and cash equivalents held at several financial institutions. The amounts held at each financial institution takes into account the long-term credit rating and size of the financial institution. The interest rates earned on cash and cash equivalents will fluctuate in line with short-term interest rates.
Signet’s market risk profile as of November 2, 2024 has not materially changed since February 3, 2024. The market risk profile as of February 3, 2024 is disclosed in Signet’s Annual Report on Form 10-K, filed with the SEC on March 21, 2024.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e)) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to ensure that information required to be disclosed in Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. The procedures are also designed to ensure that information is accumulated and communicated to management, including the Chief Executive Officer (principal executive officer) and Chief Financial and Operating Officer (principal financial officer), as appropriate to allow timely decisions regarding required disclosure.
Management, including the Chief Executive Officer and Chief Financial and Operating Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as amended. Based on this review, the Chief Executive Officer and Chief Financial and Operating Officer concluded that the disclosure controls and procedures were effective as of November 2, 2024.
Changes in Internal Control over Financial Reporting
There were no changes to the Company’s internal control over financial reporting during the third quarter of Fiscal 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Repurchases of equity securities
The following table contains the Company’s repurchases of common shares in the third quarter of Fiscal 2025:

Period	Total number of shares purchased	Average price paid per share (1)	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
August 4, 2024 to August 31, 2024	150,147	$81.79	150,147	$801,502,836
September 1, 2024 to September 28, 2024	303,484	$86.73	303,484	$775,182,947
September 29, 2024 to November 2, 2024	289,230	$96.48	289,230	$747,278,351
Total	742,861	$89.52	742,861	$747,278,351
(1)    The average price paid per share excludes commissions paid of $11,076 in connection with the repurchases made under the 2017 Share Repurchase Program.
ITEM 5. OTHER INFORMATION
Rule 10b5-1 Trading Arrangements
During the third quarter of Fiscal 2025, the following director and officers of the Company, as defined in Rule 16-1(f), adopted a Rule 10b5-1 Trading Arrangement (as defined in Item 408(a) of Regulation S-K) to sell common shares:

Name	Title	Adoption Date	Expiration Date (1)	Maximum aggregate number of shares to be sold
André V. Branch	Director	October 22, 2024	July 10, 2025	5,679
Mary Elizabeth Finn	Chief People Officer	October 21, 2024	July 5, 2025	15,000
Joan M. Hilson	Chief Financial and Operating Officer	October 22, 2024	July 3, 2025	49,956
Jamie L. Singleton	Chief Consumer Officer	October 22, 2024	May 21, 2025	19,931
Rebecca Wooters	Chief Digital Officer	October 10, 2024	January 30, 2026	13,984
(1)    The plan will expire on the date represented in the table or upon the earlier completion of all transactions contemplated under the arrangement.
The trading arrangement noted above is intended to satisfy the affirmative defense in Rule 10b5-1(c). No other directors or officers of the Company have adopted, modified, or terminated a Rule 10b5-1 Trading Arrangement or Non-Rule 10b5-1 Trading Arrangement (as each term is defined in Item 408 of Regulation S-K) during the third quarter of Fiscal 2025.

ITEM 6. EXHIBITS
The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Number	Description of Exhibits

10.1*†	Transition Agreement dated September 30, 2024 between Signet Jewelers Limited and Gina Drosos.

10.2*†	Termination Protection Agreement dated September 30, 2024 between Sterling Jewelers Inc. and J.K. Symancyk.

10.3*†	Form of Signet Jewelers Limited 2018 Omnibus Incentive Plan Time-Based Restricted Stock Retention Award Agreement.

10.4*†	Transition and Separation Agreement dated October 20, 2024 between R2Net Israel Ltd. and Oded Edelman.

10.5
Fourth Amendment to Credit Agreement, dated as of August 23, 2024, among Signet Jewelers Limited, as holdings; Signet Group Limited, as the lead administrative borrower; the resigning borrowers party thereto; Signet Ireland Treasury Services Designated Activity Company, as the new additional borrower; the other borrowers party thereto; the lenders party thereto; and Bank of America, N.A., as administrative agent and collateral agent (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed September 12, 2024).

10.6†	Signet Jewelers Limited Second Amended and Restated 2018 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 2, 2024).

31.1*	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
†	Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Signet Jewelers Limited

Date:	December 5, 2024	By:	/s/ Joan M. Hilson
		Name:	Joan M. Hilson
		Title:	Chief Financial and Operating Officer (Principal Financial Officer)