Form 10-K
period 2025-02-01
SIGNET JEWELERS LTD
filed 2025-03-19
CIK 832988

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended February 1, 2025

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes   ☐     No   ☒
The aggregate market value of voting common shares held by non-affiliates of the Registrant (based upon the closing sales price quoted on the New York Stock Exchange) as of August 3, 2024 was $3,354,734,344.
Number of common shares outstanding on March 14, 2025: 42,895,787.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s proxy statement for its 2025 annual meeting of shareholders which will be filed with the Securities and Exchange Commission within 120 days after February 1, 2025 are incorporated by reference into Part III.

SIGNET JEWELERS LIMITED
FISCAL 2025 ANNUAL REPORT ON FORM 10-K

REFERENCES
Unless the context otherwise requires, references to “Signet”, the “Company”, “we”, “us”, or “our” refer to Signet Jewelers Limited and its consolidated subsidiaries. References to the “Parent Company” are to Signet Jewelers Limited.
The Company has previously used the references “brand(s)” and “banner(s)” interchangeably. Any references to “banner(s)” within previous filings with the US Securities and Exchange Commission should be considered equivalent to “brand(s)”.
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
Fiscal year, fourth quarter and Holiday Season
Signet’s fiscal year ends on the Saturday nearest to January 31. As used herein, “Fiscal 2026”, “Fiscal 2025”, “Fiscal 2024”, and “Fiscal 2023” refer to the 52-week period ending January 31, 2026, the 52-week period ended February 1, 2025, the 53-week period ended February 3, 2024, and the 52-week period ended January 28, 2023, respectively. Fourth quarter references relate to the 13 weeks ended February 1, 2025 (“fourth quarter”) and the 14 weeks ended February 3, 2024 (“prior year fourth quarter”).
As used herein, the “Holiday Season” consists of results for the months of November and December.
FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains statements which are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based upon management's beliefs and expectations as well as on assumptions made by and data currently available to management, appear in a number of places throughout this document and include statements regarding, among other things, results of operations, financial condition, liquidity, prospects, growth, strategies and the industry in which we operate. The use of the words "guidance," "expects," "continue," "intends," "anticipates," "enhance," "estimates," "predicts," "believes," "should," "potential," "may," "preliminary," "forecast," "objective," "opportunity," "plan," "strategy," or "target," and other similar expressions are intended to identify forward-looking statements. These forward-looking statements are not guarantees of future performance and are subject to a number of risks and uncertainties which could cause the actual results to not be realized, including, but not limited to: executing or optimizing major business or strategic initiatives, such as expansion of the services business or realizing the benefits of our restructuring plans or transformation strategies, including those that the Company may develop in the future; difficulty or delay in executing or integrating an acquisition; the impact of the conflicts in the Middle East on the operations of our quality control and technology centers in Israel; the negative impacts that public health crisis, disease outbreak, epidemic or pandemic has had, and could have in the future, on our business, financial condition, profitability and cash flows; risks relating to shifts in consumer spending away from the jewelry category or away from the cultural customs of expressing commitments through engagements and weddings; trends toward more experiential purchases such as travel; general economic or market conditions, including impacts of inflation or other pricing environment factors on our commodity costs (including diamonds) or other operating costs; a prolonged slowdown in the growth of the jewelry market or a recession in the overall economy; financial market risks; a decline in consumer discretionary spending or deterioration in consumer financial position; disruptions in our supply chain; our ability to attract and retain labor; changes to regulations relating to customer credit; disruption in the availability of credit for customers and customer inability to meet credit payment obligations, which has occurred and may continue to deteriorate; our ability to achieve the benefits related to the outsourcing of the credit portfolio, including due to technology disruptions and/or disruptions arising from changes to or termination of the relevant outsourcing agreements, as well as a potential increase in credit costs due to the current interest rate environment; deterioration in the performance of individual businesses or of our market value relative to its book value, resulting in further impairments of long-lived assets or intangible assets or other adverse financial consequences; the volatility of our stock price; the impact of financial covenants, credit ratings or interest volatility on our ability to borrow; our ability to maintain adequate levels of liquidity for our cash needs, including debt obligations, payment of dividends, planned share repurchases (including execution of accelerated share repurchases and the payment of related excise taxes) and capital expenditures as well as the ability of our customers, suppliers and lenders to access sources of liquidity to provide for their own cash needs; potential regulatory changes; future legislative and regulatory requirements in the US and globally relating to climate change, including any new climate related disclosure or compliance requirements, such as those recently issued in the state of California; exchange rate fluctuations; the cost, availability of and demand for diamonds, gold and other precious metals, including any impact on the global market supply of diamonds due to the ongoing conflicts in the Middle East, the potential sale or divestiture of the De Beers Diamond Company and its diamond mining operations by parent company Anglo-American plc, and the ongoing Russia-Ukraine conflict or related sanctions; stakeholder reactions to disclosure regarding the source and use of certain minerals; scrutiny or detention of goods produced in certain territories resulting from trade restrictions; seasonality of our business; the merchandising, pricing and inventory policies followed by us and our ability to manage inventory levels; our relationships with suppliers including the ability to continue to utilize extended payment terms and the ability to obtain merchandise that customers wish to purchase; the failure to adequately address the impact of existing tariffs and/or the imposition of additional duties, tariffs, taxes and other charges or other barriers to trade or impacts from trade relations; the level of competition and promotional activity in the jewelry sector; our ability to optimize our multi-year strategy to gain market share, expand and improve existing services, innovate and achieve sustainable, long-term growth; the maintenance and continued innovation of our OmniChannel retailing and ability to increase digital sales, as well as management of digital marketing costs; failure to anticipate and keep pace with changing fashion trends; changes in the costs, retail prices, supply and consumer acceptance of, and demand for gem quality lab-grown diamonds and adequate identification of the use of substitute products in our jewelry; ability to execute successful marketing programs and manage social media; the ability to optimize our real estate footprint, including operating in attractive trade areas and accounting for changes in consumer traffic in mall locations; the performance of and ability to recruit, train, motivate and retain qualified team members - particularly store associates in regions experiencing low unemployment rates and key executive talent during periods of leadership transition, such as our recent appointment of a new Chief Executive Officer; management of social, ethical and environmental risks; ability to deliver on our corporate sustainability goals or our environmental, social and governance goals; the reputation of Signet and its brands; inadequacy in and disruptions to internal controls and systems, including related to the migration to new information technology systems which impact financial reporting; risks associated with the Company’s use of artificial intelligence; security breaches and other disruptions to our or our third-party providers’ information technology infrastructure and databases; an adverse development in legal or regulatory proceedings or tax matters, including any new claims or litigation brought by employees, suppliers, consumers or shareholders, regulatory initiatives or investigations, and ongoing compliance with regulations and any consent orders or other legal or regulatory decisions; failure to comply with labor regulations; collective bargaining activity; changes in corporate taxation rates, laws, rules or practices in the US and other jurisdictions in which our subsidiaries are incorporated, including developments related to the tax treatment of companies engaged in internet commerce or deductions associated with payments to foreign related parties that are subject to a low effective tax rate; risks related to international laws and Signet being a Bermuda corporation; risks relating to the outcome of pending litigation; our ability to protect our intellectual property or assets including cash which could be affected by failure of a financial institution or conditions affecting the banking system and financial markets as a whole; changes in assumptions used in making accounting estimates relating to items such as extended service plans or asset impairments; or the impact of weather-related incidents, natural disasters, organized crime or theft, increased security costs, strikes, protests, riots or terrorism, or acts of war (including the ongoing Russia-Ukraine and conflicts in the Middle East).
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

PART I
ITEM 1. BUSINESS
PURPOSE & STRATEGY
Signet’s Purpose is Inspiring Love, with the mission to enable individuals to “Celebrate Life and Express Love.” The Company's new vision, announced in Fiscal 2026, is to “Create an influential community of distinct jewelry brands, designs, and experiences for every significant milestone, every special moment, every expression of self, every kind of love, every day.” Signet aims to lead innovation and market share in the jewelry category, expanding its market presence and achieving profitable growth by fostering brand loyalty through emotional and engaging customer connections while fully leveraging scale benefits.
Signet introduced the Grow Brand Love strategy in Fiscal 2026. This transformative approach focuses on accelerating growth and builds on the Company’s strong core foundation to create shareholder value. Grow Brand Love emphasizes style and product innovation, captivating experiences, and brand loyalty while harnessing centralized core capabilities. This strategic framework revolves around three imperatives: Shifting from Banners to Brand Mindset; Growing our Core Business and Expanding to Adjacent Categories; and Organizational Realignment to Accelerate Strategy Execution. Grow Brand Love positions Signet for balanced and sustainable organic growth to drive shareholder value.
Below is a summary of the goals within each of the three strategic imperatives under Grow Brand Love:
Shifting from Banners to Brand Mindset aims to leverage the strong brand recognition of Signet’s businesses, focusing on experiences, designs, and collaborations to drive emotional connections rather than primarily relying on promotion. Merchandising will use in-house design, trend capabilities, and strategic vendors to differentiate by brand and increase speed-to-market. This strategy emphasizes style and innovation through our Brand ambassadors, supported by industry voices, designers and the creator community.
Aligned with our go-to-market strategies, we will create a captivating and modern shopping experience for our customers. The focus will be on reflecting each Brand identity through new store designs, product innovation, and leveraging eCommerce for storytelling of style introductions. Additionally, we will realign our real estate footprint to support each Brand proposition and modernize stores through capital improvements. Our real estate strategy includes refreshing existing stores, closing underperforming locations, maximizing transference and repositioning from declining venues to off-mall sites.
Growing our Core Business and Expanding to Adjacent Categories focuses on increasing market share in core areas such as Bridal, where Signet currently holds a leading market share position in the US, while expanding into categories like self-purchase and gifting. Our goal is to further increase our Bridal share through strategic assortment, pricing architecture, and modern design enhancements. We plan to expand into adjacent categories such as fashion and gifting, targeting the rapidly growing everyday jewelry market where we currently have a low single-digit share. Expanding these adjacencies will attract consumers from multiple entry points across our portfolio.
Organizational Realignment to Accelerate Strategy Execution involves restructuring to streamline operations, increase efficiencies, improve accountability and reduce costs. This new operating model supports future growth by speeding up decision making and enabling new go-to-market strategies. Actions include:
•Simplifying and Aligning the Portfolio of Signet’s Brands to focus on customer needs in four distinct customer families:
◦Core Milestone & Romantic Gifting Jewelry: Kay and Peoples
◦Style & Trend: Zales and Banter
◦Inspired Luxury: Jared and Diamonds Direct
◦Digital Pure Play: Blue Nile, James Allen and Rocksbox
•Centralizing Functions to maximize benefits of scale and optimize spend, including media buying, certain core merchandising and sourcing functions, services, and an integrated Digital and Information Technology (“IT”) function. The central marketing team will allocate advertising spend for maximum returns while collaborating with Brands on creative content. In merchandising, we will centralize core product buying to realize sourcing savings and operational efficiencies, allowing Brands to focus on design and fashion innovation. In services, repair capabilities will be centralized to expand opportunities and accelerate growth in mail-in repair, business-to-business (“B2B”) and personalization.
•Maximizing Technology Investments by combining and aligning Signet’s Digital and IT teams into one integrated function, serving as a center of excellence across IT, Technology, and Analytics to gain speed and improve efficiencies.
•Reorganizing Store Operations to a brand-specific structure to enhance efficiencies, improve decision-making speed and provide distinct customer experiences for each Brand.
This Grow Brand Love framework establishes a foundation for Signet to support sustainable organic growth and create shareholder value.

2030 Corporate Sustainability Goals
As a company with a Board-level Corporate Citizenship & Sustainability Committee (the “CCS Committee”) focused on its corporate sustainability strategy, environmental, social and governance data disclosures, and a Purpose-inspired business strategy, Signet is committed to creating business and stakeholder value through sustainable business practices, including the Company’s award-winning open-source Signet Responsible Sourcing Protocol. To that end, the Company’s 2030 Corporate Sustainability Goals (“CSGs”) and its business strategy are mutually reinforcing, further strengthening Signet’s Corporate Citizenship and Sustainability leadership across the jewelry category value chain.
The Company’s CSGs are aligned with the UN Sustainable Development Goals in areas where Signet can have the most impact. Signet is a member of the UN Global Compact and adheres to its principles-based approach to responsible business. The Signet Leadership Team is engaged to provide governance and accountability for the Company’s CSGs with leaders throughout the Company engaged in the Company’s sustainability efforts. Brand leaders as well as functional leaders in Corporate Communications & Sustainability, Finance, Human Resources, IT, Legal, Marketing, Merchandising and Supply Chain are responsible for achieving short-term and long-term goals. Signet released its annual update on CSGs in its Fiscal 2024 Corporate Citizenship and Sustainability report published in June 2024.
For more information about Signet’s Citizenship & Sustainability strategy and programs, please refer the Company’s corporate website at www.signetjewelers.com/sustainability which is not, and shall not be deemed to be, a part of this Form 10-K or incorporated into any of our other filings made with the US Securities and Exchange Commission (the “SEC”).
OVERVIEW
Signet is the world’s largest retailer of diamond jewelry and is incorporated in Bermuda. The Company operated 2,642 retail locations as of February 1, 2025, which when combined with the Company’s digital capabilities under its Connected Commerce strategy, provides customers the opportunity to use both online and in-store experiences as part of their shopping journey. Signet manages its business by geography, a description of which follows:
•The North America reportable segment operates nine brands, with the majority operating through both online and brick and mortar retail operations. The segment had 2,288 locations in the US and 91 locations in Canada as of February 1, 2025.
◦In the US, the segment operates under the following brands: Kay (Kay Jewelers and Kay Outlet); Zales (Zales Jewelers and Zales Outlet); Jared (Jared Jewelers and Jared Vault); Banter by Piercing Pagoda; Diamonds Direct; Rocksbox; and Digital brands, James Allen and Blue Nile.
◦In Canada, the segment operates under the Peoples brand (Peoples Jewellers).
•The International reportable segment had 263 locations in the UK and Republic of Ireland as of February 1, 2025, and maintains an online retail presence for its principal brands, H.Samuel and Ernest Jones.
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
In addition to the core strengths noted above, Signet believes its competitive advantages include strong awareness for each brand, superior customer experience, branded differentiated and exclusive merchandise, data-driven marketing and advertising, a diversified real estate portfolio, an efficient and flexible supply chain, a range of customer financing options, and services such as extended service plans, repair, custom design, and piercing, among others.
Signet’s Connected Commerce
Signet offers its customers a personalized and intimate shopping experience as a specialty jeweler, setting it apart from other retailers. Signet operates websites for each of its brands that serve as educational resources for customers seeking information on jewelry products and brands. Customers are able to invest time on these websites and social media to explore a range of merchandise, and often before visiting physical stores to make their purchase. Through our Voice of the Customer survey, over two-thirds of in-store buyers indicate that they also interact with our digital channels. These websites also offer customers the ability to purchase products online and have them delivered to their local store or home. Customers can filter product assortments by various delivery methods, including quick ship, buy-online-pickup-in-store (“BOPIS”), and same-day delivery. The Signet brand websites continue to drive a modernized customer experience while contributing to each brand's marketing programs.
Connected Commerce Strategies
The Company has the following connected commerce strategies:
•Invest in technologies and digital capabilities to enhance the customer journey, including AI-driven conversational commerce and on-site search, virtual product try-ons, configuration capability, flexible payment options, jewelry-related services, personalization/behavioral targeting, creative execution, and brand differentiation.
•Prioritize customer-centric delivery options, including BOPIS, curbside pickup, same-day delivery and ship to UPS Access Points. The aim is to create a hassle-free customer experience, connecting websites and customers seamlessly. Approximately 30% of customers currently use these convenient and flexible delivery options. New this year is the use of artificial intelligence (“AI”) to estimate the delivery date for customers based on previous actual delivery data.
•Invest in virtual and in-store selling to make it easier and more enjoyable for customers to shop whenever and however they choose. In Fiscal 2025, we launched more than 10,000 Digital Storefronts, making storefronts for all Jewelry Consultants (“JCs”) so they can now connect with customers anytime, anywhere, and sell beyond the limitations of physical stores. Sales attributed to Digital Storefronts increased over 3x versus Fiscal 2024.
For the last three years, the Company has offered 2-way SMS as a communication channel with our online virtual jewelry experts. This past year, we established another 2-way SMS journey that lives fully within the clienteling application used by our in-store JCs, allowing customers to connect with their JCs utilizing their preferred method of communication. Adoption of this new communication channel with JCs increased conversions compared to personalized email communications. This solidifies the Company's investment in Connected Commerce strategies. The Company has implemented asynchronous messaging with intent recognition, allowing efficient routing to the appropriate expert based on customer intent. For example, sales experts can assist customers with engagement rings, watches, and other gifts, while service experts can assist with existing orders or purchases.
Our robust Customer Data Platform and Journey Analytics and Orchestration program allows the Company to gain a more detailed and personalized understanding of the customer. This program has enabled the Company to activate cookie-less data to follow up on previous purchases and anticipate customer needs. We also personalize our messaging and onsite experiences based on our customer's purchasing preferences and behavior to build stronger connections and increase purchase confidence.
Our Commitment to Customer Experience
Signet is committed to delivering an inspiring, innovative, full-service experience for customers across all channels to ensure the business’s success. The Company prioritizes recruiting, training, and retaining qualified JCs to deliver customer satisfaction. Signet also continues to invest in capabilities to enhance the customer experience to make it more personalized and journey-focused. Signet’s Voice of the Customer program uses the Net Promoter System that was established to take stable measurements throughout the shopping ecosystem for key customer journeys, and discovering how to operationalize customer feedback effectively. We continue to expand our customer listening to prioritize investing in the moments that matter to the customer. We have achieved our highest Net Promoter Scores to date in both the store and digital shopping journey, well above industry benchmarks.
Store and brand operations
As noted above, the Company operates nine brands in North America and two brands in the UK, operating through both online and brick and mortar retail operations. Signet has specific operating and financial criteria that must be satisfied before investing in new stores or renewing leases on existing stores, including evaluation of the mall/trade area and market potential. Signet continues to rationalize its store footprint in a manner that it believes will drive greater store productivity. These efforts include development and implementation of innovative store concepts to improve the in-store shopping experience, execution of opportunistic store relocations and store closures aimed at under-performing stores, and reducing the Company’s mall-based exposure.

Store activity was as follows for Fiscal 2025 and Fiscal 2024:

	January 28, 2023	Openings (1)	Closures (1) (2)	February 3, 2024	Openings (1)	Closures (1)	February 1, 2025
North America segment:
Mall (3)	1,551	5	(71)	1,485	4	(44)	1,445
Off-mall and outlet	924	18	(16)	926	16	(8)	934
Total North America segment store activity	2,475	23	(87)	2,411	20	(52)	2,379
International segment store activity	333	10	(56)	287	—	(24)	263
Total Signet store activity	2,808	33	(143)	2,698	20	(76)	2,642

North America segment:
Total net selling square feet (thousands)	3,818			3,765			3,748
Increase (decrease) in net store selling space	0.9%			(1.4)%			(0.5)%

International segment:
Total net selling square feet (thousands)	390			330			307
Decrease in net store selling space	(3.7)%			(15.4)%			(7.0)%
(1)    Includes 2 store repositions in Fiscal 2025 and 13 repositions in Fiscal 2024.
(2)    Includes 16 stores from the divestiture of the UK prestige watch business as described in Note 4 of Item 8.
(3)    Includes mall-based kiosks for the Banter by Piercing Pagoda brand.
Refer to Item 2 for additional information on the Company’s real estate portfolio.
North America Brands
The North America reportable segment operates jewelry stores in malls, mall-based kiosks and off-mall locations throughout the US and Canada, as well as online. Its US national brands principally include Kay, Zales, Jared, Diamonds Direct, Banter by Piercing Pagoda, Rocksbox, and Digital brands, James Allen and Blue Nile. Its Canadian stores operate as Peoples Jewellers.
Kay Jewelers (“Kay”)
Kay is the largest mid-market specialty retail jewelry brand in the US, operating in shopping malls, off-mall centers and outlet malls, as well as online. Kay is positioned as the champion of modern love and gratitude, and the destination for bridal and all occasion-based gifting offering a broad assortment of fine jewelry including bridal, diamond solitaire, fashion jewelry and watches.
Kay accounted for 37% of Signet’s consolidated sales in Fiscal 2025 (Fiscal 2024: 36%).
Zales Jewelers (“Zales”)
Zales is the fourth largest specialty retail jewelry brand in the US based on sales. Zales operates primarily in shopping malls, outlet malls, neighborhood power centers and online. Zales is positioned as the style and self-expression fine jewelry authority, an emphasis on fashion-oriented bridal, gifting and self-purchase consumers offering a broad range of bridal, diamond solitaire, fashion jewelry and watches.
Zales accounted for 18% of Signet’s consolidated sales in Fiscal 2025 (Fiscal 2024: 18%).
Jared Jewelers (“Jared”)
Jared is the fifth largest US specialty retail jewelry brand by sales and is a leading off-mall destination specialty retail jewelry store chain. Jared is positioned to curate an accessible luxury assortment and additional services to appeal to a higher income customer and deliver higher average price points than Kay and Zales. Every Jared also has an on-site Design & Service Center, which service multiple brands, and specialize in repairs of jewelry and the creation of custom jewelry designs for our guests (refer to Services section below).
Jared locations are typically free-standing sites with high visibility and traffic flow, positioned close to major roads within shopping developments. Jared stores primarily operate in retail centers that contain strong retail co-tenants, including big box, destination stores and some smaller specialty units.
Jared accounted for 16% of Signet’s consolidated sales in Fiscal 2025 (Fiscal 2024: 17%).

James Allen and Blue Nile (“Digital brands”)
The Digital brands are comprised of the Company’s online pure-play brands James Allen and Blue Nile. James Allen is the world’s premier online retailer of fine diamonds and bridal jewelry. The Company’s strategic acquisition of Blue Nile, a leading online retailer of engagement rings and fine jewelry, in Fiscal 2023 helped accelerate Signet’s initiative to expand its bridal offerings, grow its accessible luxury portfolio, and extend its digital leadership across the jewelry category. These brands together as the Digital brands look to maximize and achieve meaningful operating synergies that increases value for both our customers and shareholders.
The Digital brands accounted for 8% of Signet’s consolidated sales in Fiscal 2025 (Fiscal 2024: 9%).
Diamonds Direct
Diamonds Direct is an off-mall, destination jeweler in the US, with a highly productive and efficient operating model with demonstrated growth and profitability. Diamonds Direct’s strong value proposition, extensive bridal offerings and customer-centric, high-touch shopping experience is a destination for younger, luxury-oriented bridal shoppers. Diamonds Direct enhances Signet’s accessible luxury positioning with a distinct focus on bridal, appealing to a higher income customer and delivers higher average price points compared to other brands. Diamonds Direct’s stores are typically located in desirable off-mall sites proximate to high-end, destination centers alongside strong performing upscale retailers.
Diamonds Direct accounted for 6% of Signet’s consolidated sales in Fiscal 2025 (Fiscal 2024: 6%).
Banter by Piercing Pagoda (“Banter”)
Banter invites confident creatives to explore their styles with curated jewelry and piercing services. The assortment includes fashion gold, silver and diamond jewelry. The brand operates primarily through mall-based kiosks in high-traffic areas across the US that are easily accessible and visible in regional shopping malls and online. The brand also offers virtual styling sessions, giving customers an omni-channel shopping experience. Banter has continued to expand its facial piercing offerings with the introduction of hollow needle piercing in select markets, seeing opportunity to leverage this growing trend. Banter also offers Permanent Jewelry in 160 locations and continues to expand its services.
Banter accounted for 5% of Signet’s consolidated sales in Fiscal 2025 (Fiscal 2024: 5%).
Peoples Jewellers (“Peoples”)
Peoples is Canada’s largest specialty jewelry retailer and is positioned as “Canada’s #1 Diamond Store” emphasizing its diamond business while also offering a wide selection of gold jewelry, gemstone jewelry and watches. Peoples operates primarily in shopping malls and online.
Peoples accounted for 3% of Signet’s consolidated sales in Fiscal 2025 (Fiscal 2024: 3%).
Rocksbox
In Fiscal 2025, Rocksbox evolved from a digital-first jewelry rental platform to a full eCommerce site, inviting customers to experience the joy of jewelry via a new model which does not require a subscription. Rocksbox expanded access to its collection with the launch of a branded storefront on Amazon, and opened its first retail location in San Francisco, bringing its curated fashion assortment to life in an environment designed to encourage trial and discovery. Rocksbox is now home to an expanding selection of designer styles and Rocksbox exclusive pieces, including fine, demi-fine, and plated options. Rocksbox accounted for less than 1% of Signet’s consolidated sales in Fiscal 2025 and Fiscal 2024.
International Brands
The International reportable segment operates primarily in the UK and Republic of Ireland.
H.Samuel
H.Samuel has over 150 years of jewelry heritage, with a target customer focused on lower-price point fashion-trend oriented, everyday jewelry. H.Samuel continues to focus on larger store formats in regional shopping centers.
H.Samuel accounted for 3% of Signet’s consolidated sales in Fiscal 2025 (Fiscal 2024: 3%).
Ernest Jones
Ernest Jones serves the upper middle market, with a target customer focused on high-quality, timeless jewelry. The Company completed the divestiture of its prestige watch business in Fiscal 2024, allowing the brand to focus on its core business strategy (refer to Note 4 of Item 8 for additional information).
Ernest Jones accounted for 2% of Signet’s consolidated sales in Fiscal 2025 (Fiscal 2024: 3%).

Products and merchandising
Signet believes that one of its competitive strengths is its industry-leading merchandising. Merchandise selection, innovation, availability and value are all critical success factors. The range of merchandise offered and the appropriate level of inventory availability are supported centrally by extensive and continuous research and testing. Signet’s jewelry merchant teams are constantly evaluating global design trends, innovating, and developing new jewelry collections, including through strategic partnerships, that resonate with customers.
Suppliers
In Fiscal 2025, the five largest suppliers collectively accounted for approximately 21% of total purchases, with the largest supplier comprising approximately 6%. Signet transacts business with suppliers on a worldwide basis at various stages of the supply chain with third party diamond cutting and jewelry manufacturing being predominantly carried out in Asia.
Merchandise
Details of merchandise mix by major product category, which excludes sales from service plans, repairs, subscriptions, loose diamonds and other miscellaneous sales, are shown below:

	North America	International	Consolidated
Fiscal 2025
Bridal	49%	48%	49%
Fashion	46%	23%	45%
Watches	4%	29%	5%
Other	1%	—%	1%
	100%	100%	100%
Fiscal 2024
Bridal	50%	46%	50%
Fashion	45%	21%	44%
Watches	4%	33%	5%
Other	1%	—%	1%
	100%	100%	100%
The bridal category, which includes engagement, wedding and anniversary purchases, is predominantly diamond jewelry. All of our product categories are to an extent dependent on the economic environment as customers can trade up or down price points depending on their available budget. During Fiscal 2025, bridal represented 49% of Signet’s total merchandise sales.
Merchandise is classified as non-branded, third-party branded, and branded differentiated and exclusive. Non-branded merchandise includes items and styles such as bracelets, gold necklaces, solitaire diamond rings, and diamond stud earrings. Branded differentiated and exclusive merchandise are items that are branded and exclusive to Signet within its marketplaces, or that are not widely available from other jewelry retailers (e.g. Vera Wang Love®, Neil Lane®, Disney Enchanted®).
Signet believes that the development of branded differentiated and exclusive merchandise raises the profile of its brands, helps to drive sales and provides its well-trained jewelry consultants with a powerful selling proposition. Digital marketing and national television advertisements include elements that drive brand awareness and purchase intent. Signet’s scale and proven record of success in developing branded differentiated and exclusive merchandise attracts offers of such programs from jewelry manufacturers, designers and others ahead of competing retailers, and enables it to leverage its supply chain strengths.
Merchandise held on consignment is used to enhance product selection and test new designs. This minimizes exposure to changes in fashion trends and provides the flexibility for the Company to return non-performing merchandise to vendors. The bulk of Signet’s consignment inventory is held in the North America reportable segment.
Signet also leverages "virtual inventory" through supplier relationships that enable the Company to display certain suppliers' inventories on brand websites for customers to purchase while not physically holding the items in its inventory. Virtual inventory expands the choice of merchandise available to customers online. During Fiscal 2025, sales of virtual inventory in the North America reportable segment were approximately 57% of segment eCommerce sales and 13% of total segment sales.
Raw materials
The Company’s costs, as with the jewelry industry as a whole, are generally affected by fluctuations in the price and supply of natural and lab-grown diamonds, gold and, to a much lesser extent, other precious and semi-precious metals and stones. The cost of raw materials is only part of the costs involved in determining the retail selling price of jewelry, with labor costs and assembly costs from third-party vendors also being significant factors.

Diamond sourcing
Signet procures its diamonds mostly as finished jewelry and, to a smaller extent, as loose polished diamonds and rough diamonds which are in turn polished. The Company primarily polishes natural rough diamonds it procures in its Gaborone, Botswana factory, and lab-grown rough diamonds the Company procures are polished at third-party factories.
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
Signet purchases loose polished diamonds in global markets (e.g. India and Israel) from a variety of sources (e.g. polishers and traders). Signet mounts stones in settings purchased from manufacturers using third-party and in-house resources. By using these approaches, the cost of merchandise is reduced, and the consistency of quality is maintained, enabling Signet to provide better value to customers. Buying loose diamonds allows Signet’s buyers to gain a detailed understanding of the manufacturing cost structures and, in turn, leverage that knowledge to negotiate better prices for the supply of finished products.
Signet continues to take steps to advance its vertical integration, which includes natural and lab-grown rough diamond sourcing and processing. Signet’s objective with this initiative is to secure additional, reliable and consistent supplies of diamonds for customers worldwide while achieving further efficiencies in the supply chain. Signet contracts with factories in India for polishing of rough lab-grown diamonds it procures from producers and polishes natural diamonds in its Botswana factory. The Company is a De Beers sightholder and receives contracted allocations of rough natural diamonds. Signet has also established a diamond liaison office in India and a diamond trading office in New York to further support its sourcing operation.
Natural rough diamonds are purchased directly from the miners and then the stones are marked, cut and polished in its Botswana polishing facility. Any stones deemed unsuitable for Signet’s needs are sold to third parties on the open market.
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
Signet’s marketing investment is actively managed across multiple online and offline consumer touchpoints including linear television, social media influencers and creators, digital advertising, and in-store product storytelling. Spend distribution evolves over time to align to changes in consumer behavior, marketing technology (e.g., AI and personalization capabilities) and economic shifts.
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
The individual Signet brands are highly focused on driving differentiated brand value propositions across all customer touchpoints. In doing so, they work with a portfolio of media and creative partners and have access to an array of internal and external data, analytics, and personalization expertise.
Details of gross advertising (i.e. advertising before vendor contributions) by segment is shown below:

	Fiscal 2025		Fiscal 2024
(in millions)	Gross advertising spending	as a % of sales	Gross advertising spending	as a % of sales
North America	$545.5	8.7%	$508.8	7.6%
International	14.6	3.9%	14.0	3.3%
Signet	$560.1	8.4%	$522.8	7.3%

Services
The Company offers repair services to its customers that include both merchandise repairs and custom design services and provide an important opportunity to build lifetime customer loyalty. The custom design and repair business has its own field management and training structure and operates in Design & Service Centers located in Jared stores. These Design & Service Centers are staffed with skilled artisans who support the repair and custom business generated in the Kay, Zales and Jared brands. Signet’s custom jewelry sales use a proprietary computer selling system and in-store design capabilities. Signet expanded its capabilities with the acquisition of SJR in July 2023 which allows the Company to provide B2B repairs and complete its own watch repairs. In addition, Signet has retained the former Blue Nile fulfillment center in Seattle, Washington, to create a central facility to perform customer repairs, appraisals and custom design services.
The Kay, Zales, Jared and Peoples brands sell extended service plans covering lifetime repair service for jewelry, and Banter sells jewelry replacement plans. The Design & Service Centers also service the lifetime repair service plans in the US, in addition to supporting the chargeable repairs and custom businesses. The Company offers lifetime repair service plans for both bridal and fashion merchandise, which cover services such as ring sizing, refinishing and polishing, rhodium plating of white gold, earring repair, chain soldering, engraving for bridal merchandise, and the resetting of diamonds and gemstones that arise due to the normal usage of the merchandise or a replacement option if the merchandise cannot be repaired. The extended service plans are a valuable part of the customer experience and product offerings. These plans provide the Company a higher rate of profitability than merchandise sales and are a significant component of Signet’s operating income. Jewelry replacement plans require the issuance of new replacement merchandise if the original merchandise is determined to be defective or damaged within a defined period in accordance with the plan agreement. The North America segment also offers customers a two-year fine watch warranty. Other services managed through third-party offerings include personal jewelry insurance and appraisals. Refer to Note 3 in Item 8 for additional information on Signet’s extended service plans.
In addition to repairs done under the extended service plans, the Company provides additional repair services, which represent less than 5% of consolidated sales.
Signet’s Vault Rewards loyalty program is offered across its Kay, Zales and Jared brands, providing its members with benefits and offers once enrolled. The program aims to increase customer engagement and incentivize repeated purchases through its benefit offerings. As of the end of Fiscal 2025, the Company had over 10.5 million members enrolled in this program.
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
Below is a summary of the payment participation rate in North America which reflects activity for Signet’s outsourced credit program in North America for Kay, Jared, Zales, Peoples and Banter customers, as well as lease purchase customers:

(dollars in millions)	Fiscal 2025	Fiscal 2024
Total North America sales (1)	$5,325.7	$5,599.6
Credit, lease and Affirm purchase sales	$2,268.2	$2,463.0
Credit, lease and Affirm purchase sales as % of total eligible North America sales (1)	42.6%	44.0%
(1) Excludes Diamonds Direct, Digital brands and Rocksbox, as these brands do not participate in the Company’s financing programs discussed above.
Through Signet’s partnerships, the Company is able to offer a range of financing, leasing, and payment opportunities across most of its brands. The Company continues to source and develop new options to meet its customers’ needs across the various merchandise price points. These offerings and partnerships allow the Company to focus on its core business of being the premier jewelry partner for its customers.
Comenity Bank and Comenity Capital Bank (collectively “Comenity”) provide credit and services to the Kay, Jared, Zales and Banter brands. Concora Credit Inc. (“Concora”) provides a second look program for applicants declined by Comenity. During Fiscal 2024, the Comenity and Concora program agreements were amended and restated to terminate in December 2028 and December 2025, respectively. In February 2025, the Company extended the Concora program agreement with a new termination date of December 2028. Servicing on non-prime receivables, including operational interfaces and customer servicing, is provided by Concora. As a result of the amended and restated agreements entered into with Comenity and Concora, Signet has not retained any customer in-house finance receivables since Fiscal 2022. Refer to Note 11 of Item 8 for additional information.

Progressive Leasing provides a no credit needed financing option in Kay, Jared, Zales and Banter brands. Affirm offers buy now pay later installment loans and split payment options at those same brands. In Fiscal 2024, the Progressive Leasing program agreement was amended and restated to terminate in May 2031. In Fiscal 2025, the Affirm agreement was amended with a new termination date of September 2027.
HUMAN CAPITAL MANAGEMENT
Signet’s People First approach
At Signet, our approach to human capital management starts with our core value of “People First” and aims at creating a truly inclusive, innovative, and collaborative company culture. As a retail company, sales and customer relationships are at the core of our business model. Our success depends on our ability to attract, develop, and retain highly engaged, high performing and motivated team members who are deeply connected to our Purpose of Inspiring Love. All team members are immersed in Signet’s employee experience where team members are invited to be their best selves; introduced to new ideas that grow their passion, not just their jobs; and are inspired to inspire more love in the world. The execution of our business strategy is supported by our confidence in the Signet team and our commitment to their overall success and personal growth. We believe that thriving and engaged team members are integral to Signet’s success. By focusing on strong people practices, we foster improved retention rates and a better-trained workforce to delight our customers. Signet’s retention rate for North America has increased over four percentage points from Fiscal 2024 to Fiscal 2025 as a reflection of our culture of inclusion and training programs described below. Our emphasis on rewarding our retail team members with competitive wages and benefits provides a compelling package. Signet has maintained a minimum wage of $15/hour for our US operations throughout multiple acquisitions since the fall of Fiscal 2022 and our full-time, hourly paid median employee, who is a jewelry consultant, earned $40,617 for Fiscal 2025 with commissions and incentives.
In Fiscal 2025, Signet is proud to be certified by Great Place to Work® for the fifth consecutive year which reflects the pride, engagement, and enthusiasm of our team members throughout our organization. We attribute this accolade to our focus on our Purpose, company culture, team member engagement and our overall human capital management strategy.
Vision for the future
As noted in the Purpose and Strategy section, the Company’s CSGs provide a roadmap for Signet’s commitment to sustainability. Under the heading “Love for Our Team,” the Chief People Officer is responsible for critical CSGs in the areas of Employer of Choice, Community of Inclusiveness, and Purpose and Appreciation. A full list of Signet’s CSGs is published on the Company’s corporate website and an annual progress report on the CSGs is included in the Company’s annual Corporate Citizenship and Sustainability report.
Employees and demographics
As of February 1, 2025, the number of global team members employed at Signet was 27,595 as compared to 27,991 at February 3, 2024. Approximately 89% of the Company’s workforce was employed in North America.

	February 1, 2025	February 3, 2024	January 28, 2023
North America	24,517	24,639	25,794
UK	2,465	2,737	3,205
Other international	613	615	661
Total	27,595	27,991	29,660

The following table provides additional information related to the North America team members as of February 1, 2025 and February 3, 2024.

	February 1, 2025	February 3, 2024
Headcount by status
Full-time	13,986	14,297
Part-time	10,531	10,342
Total North America team members	24,517	24,639

Demographic information
By Gender
Women	73.0%	72.9%
Men	25.9%	26.0%
Chose not to identify	1.1%	1.1%
By Race/Ethnicity
Number of Black or African American employees	13.8%	13.4%
Number of American Indian and Alaska Native employees	0.8%	0.8%
Number of Asian employees	6.6%	6.5%
Number of Caucasian and White employees	48.7%	49.6%
Number of Hispanic and Latino employees	16.6%	15.9%
Number of Native Hawaiian and Other Pacific Islander employees	0.4%	0.4%
Number of employees of two or more races	3.7%	3.6%
Number of employees of unknown ethnicities	9.4%	9.8%
Inclusive Culture
Inspired by our Purpose and by our core value of “People First,” we value building a pluralistic workforce, embracing different perspectives, and fostering an inclusive, empowering work environment where our team members feel they belong and customers feel welcomed. This diverse blend of backgrounds and perspectives within our teams create an inviting atmosphere for our customers while allowing us to better understand their tastes, interests and purchase preferences of all customers.
Our intention is to foster work experiences free of discrimination. Our efforts transcend all levels of our Company, from our retail store team members to our leadership team and Board of Directors (“Board”). Our Board includes five female members, as well as two ethnically diverse members. Approximately 41% of North America Vice Presidents and above are women and approximately 15% of Vice Presidents and above are ethnically diverse. The following table provides information about the demographics of our Signet team as of the end of Fiscal 2025:

	Total	Male	Female	Chose not to identify	Non-BIPOC	BIPOC
Board	12	58.3%	41.7%	—%	83.3%	16.7%
Signet Leadership Team	20	40.0%	60.0%	—%	80.0%	20.0%

North America
VP and above (Support Center)	147	58.5%	40.8%	0.7%	85.0%	15.0%
Directors and above (Support Center)	402	45.8%	54.0%	0.2%	82.8%	17.2%
Assistant Manager and above (Retail Stores)	5,341	26.0%	73.7%	0.3%	61.2%	38.8%
In response to the Fiscal 2025 Great Place to Work® Trust IndexTM Survey, Signet team members responded positively to statements regarding fair treatment in our Company. Of team members surveyed, 90% of Signet team members responded, "People here are treated fairly regardless of their race” and 92% of Signet team members responded, “People here are treated fairly regardless of their sexual orientation.” Furthermore, we recognize the diversity of our customers and strive to have a workforce that is representative of the communities where we live and work.
Our business strategy depends on the success of our retail teams to thrive both personally and professionally. We invite our team members to bring their whole selves to work. We are committed to fostering an inclusive culture, which includes providing team members the opportunity for self-selection of gender identity, preferred pronouns, and their name pronunciation.

Our executive sponsors have collaborated with our eight Business Resource Groups - Veterans, Signet Pride (LGBTQ+), Women’s, Black Employee Network, Young Professionals, Radiance, Diamante (Hispanic and Latinx) and Asian Pacific Employee Network - to create a culture of inclusion. As a result of this partnership, the membership and participation rate for Signet’s Business Resource Groups increased 15% from Fiscal 2024 to Fiscal 2025.
As part of our commitment to continued enhancements in our inclusion and belonging efforts, we provide team members annual training in various areas that support building a more inclusive and collaborative workplace.
Training
We’re creating a collaborative and energized environment where all team members can be empowered to learn, grow, and have meaningful careers. Advancement opportunities through internal leadership mentorship programs, training, internships, and a recruiting strategy to ensure we pursue top talent across industries and backgrounds. In addition, the Company has implemented development programs focused on increasing the diversity of our leadership at every level. In Fiscal 2025, Signet continued its Enterprise Mentoring Program to support personal and career growth.
In Fiscal 2025, Signet continued to invest in our learning platform, Brilliant University, to support team member training, leadership development and education. Team members receive, on average, over 18 hours of learning per year through the Brilliant University platform. The platform gives team members access to training modules from their very first day of employment. Investments in our people, such as training, allows us to recruit and retain exceptional candidates from other retailers and industries and efficiently provide them with new skills and experiences regarding Signet values, leadership traits and jewelry knowledge. The Week One Experience is an immersive, 40-hour training for all full-time team members across our Kay, Jared, Peoples and Zales brands. In Fiscal 2025, Signet offered the program to more than 1,200 new team members. This highlights the value of our investment in team member development and our dedication to creating an environment where they can thrive.
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
Benefits
Competitive benefits are critical to our success in identifying, recruiting, retaining, and incentivizing our existing and prospective team members. We design our employee benefits to be competitive in the marketplace and provide a comprehensive total rewards package for team members. As a retailer, Signet is a destination employer for both full-time and part-time workers. All eligible team members, regardless of full-time or part-time status, are offered a portfolio of benefits including medical, dental, vision and life insurance, as well as wellness benefits. Discounts for pet, auto and home insurance have been added in the US based on team member priorities and interests. Signet expands its benefits each year to retain and attract top talent.
Nearly 90% of Signet’s workforce is located in North America, namely the US and Canada. All US team members are eligible to earn paid time off and can contribute to a 401(k) plan, with a company matching contribution formula that provides up to a 3% matching opportunity. In Fiscal 2025, Signet added cancer counseling benefits and an at-home colon cancer screening program at no cost to US team members covered under our health plans. Additionally, Signet made our benefits package more appealing to retail workers by reducing the eligibility waiting period from 90 days to 60 days for non-exempt US team members. In Canada, Signet added fertility coverage to our health plan.
Signet offers Employee Assistance Programs (EAP) to all US and international team members. The benefits package provided to Signet’s international team members vary by country.
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
Board oversight
Signet’s Human Capital Management & Compensation (“HCMC”) Committee plays an active role in overseeing our human capital management efforts. The full Board has worked closely with the executive management team, particularly the Chief People Officer, in helping shape the succession plans and leadership development agenda. Board oversight activities in this area include review of Chief Executive Officer (“CEO”) and executive officer succession planning, review of employee metrics, employee experience, and review of the Company's employee engagement survey results. In addition to its compensation governance responsibilities, the HCMC Committee provides oversight on behalf of the Board to overall management of human capital including culture, inclusion, executive compensation programs, benefits and well-being strategy, talent management (attraction, development, and retention), performance management, and succession planning. The scope of the HCMC Committee underscores our focus on the quality, performance, retention and development of our team. Signet’s HCMC Committee, in collaboration with the CCS Committee, oversees our culture of inclusion, team member engagement and team member experience practices.
MARKETS
Signet operates primarily in the US, Canada and UK markets.
US
Based on industry and transaction data from MasterCard Spending Pulse and market research company Circana, we estimate that the total US jewelry and watch market was $63 billion in calendar year 2024, flat compared to the prior year. This implies a Signet jewelry and watch market share of 8.6%, a 40 basis-points decline from the previous year. Since 2013, the industry average annual growth rate has been flat. According to the latest data from the Jewelers Board of Trade, as of December 2024 there were approximately 17,100 jewelry retail stores in the US, down approximately 3% from the prior year.
Canada
The average of the most recent Canada jewelry and watch market estimates published by Euromonitor in February 2025 and Statista in September 2024 was approximately $7.4 billion CAD (adjusted to exclude Quebec) in calendar year 2024, an estimated increase of approximately 3% from the previous year based on these sources. Since 2018, based on the average of the above sources, the industry annual growth rate has been 5%.
UK
In the UK, the jewelry and watch market was approximately £7.5 billion in calendar year 2024 based on the average of estimates published by Euromonitor in February 2025, Statista in September 2024 and Mintel in September 2024, an estimated increase of approximately 2% from the previous year based on these sources. Since 2020, based on the average of the above sources, the industry annual growth rate has been 9%.
TRADEMARKS AND TRADE NAMES
Signet is not dependent on any material patents or licenses in any of its segments. Signet has several well-established trademarks and trade names associated with its brands which are significant in maintaining its reputation and competitive position in the jewelry retailing industry. Some of these trademarks and trade names include the following:
•Kay®; Kay Jewelers®; Kay Jewelers Outlet®; Jared®; Jared The Galleria Of Jewelry®; Jared Vault®; Jared JewelersTM; Jared FoundryTM; Jared Atelier®; Every Kiss Begins with Kay®; Every Kiss®; Celebrate Life Express LoveTM; Leo®; The Leo DiamondTM; Chosen®; Ever Us®; James Allen®; Brilliant Moments®; Unstoppable Love®; Bold Reflections®; Vault Rewards®; Diamonds Direct®; Your Love. Our Passion.®; Rocksbox®; and Blue Nile®.
•Zales®; Zales JewelersTM; Zales the Diamond Store®; Zales Outlet®; Gordon’s Jewelers®; Peoples Jewellers®; Peoples the Diamond Store®; Peoples Outlet the Diamond Store®; Banter®; Banter by Piercing PagodaTM; Arctic Brilliance®; Arctic Brilliance Canadian Diamonds®; Celebration Diamond®; Celebration Ideal®; Celebration Infinite®; The Celebration Diamond Collection®; and Zales Private CollectionTM.
•H.Samuel®; Ernest Jones®; Ernest Jones The Outlet CollectionTM; Forever Diamonds®; Princessa Collection®; Secrets of the Sea®; It Feels Good To GiftTM; The Eternal Diamond – Cut From The Stars®; Style to Make You SmileTM; Celebrate Your Story®; and Origin by Ernest Jones®.
SEASONALITY
Signet’s business is seasonal, with the fourth quarter historically accounting for approximately 35-40% of annual sales, as well as for a substantial portion of the annual operating income and cash flows. The “Holiday Season” consists of results for the months of November and December, with December being the highest volume month of the year.
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

Adverse effects of climate change may increase the costs of diamond mining and diamond processing, including cutting and polishing. Signet sources diamonds from around the world, and some locations may be more vulnerable to climate change than others. If a subsequent supply of natural diamonds shortens with increased costs, Signet may re-evaluate its diamond assortment in line with customer preferences for cost and quality.
Signet has put a governance structure in place to monitor climate risks and adjust business operations accordingly. Two Board-level committees at Signet are responsible for monitoring climate risks: (1) the Audit Committee oversees all enterprise risks across the Company; and (2) the CCS Committee oversees enterprise-wide policy regarding Signet’s 2030 CSGs, including the Company plan to reduce greenhouse gas emissions, and provides management oversight for opportunities and risks that may significantly impact the Company’s sustainability objectives and related initiatives on business performance. At the Company level, Signet’s Climate Action and Sustainability Committee is a cross-functional management committee with senior leaders across Signet’s business operations that coordinates and facilitates improvements on climate-related data collection, analysis and disclosures. Signet’s greenhouse gas emission data is published in our annual Corporate Citizenship and Sustainability report, which is available on the Company’s website, www.signetjewelers.com. Signet continuously improves business processes and systems required to disclose greenhouse gas emissions data with sufficient controls and assurances to satisfy statutory reporting requirements and applicable climate-related emissions reporting rules at the federal and state level.
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
ITEM 1A. RISK FACTORS
Risks Related to Global and Economic Conditions

Many of the factors affecting consumer spending are outside of our control, and a decline in consumer spending may unfavorably impact Signet’s future sales and earnings, particularly if such decline occurs during the Holiday Season.

Our financial performance is somewhat dependent on US consumer confidence and the broader economic environment. Overall economic conditions in the US, Canada, UK, and Europe impact our revenue and earnings. A deterioration in these conditions, particularly in the mid-tier and accessible luxury segments, could further pressure our future sales and profitability. The UK economy is also influenced by the Eurozone, which may affect our International segment and have ripple effects on the US economy.

Discretionary consumer spending is influenced by numerous factors including but not limited to: economic conditions, inflation, consumer confidence, unemployment, disposable income, interest rates, debt levels, credit availability, taxation, changes in government stimulus and assistance programs, shifts in discretionary spending toward travel and experiences. As our sales are highly seasonal, adverse economic shifts or changes in these factors during the Holiday Season could amplify negative impacts. While we serve a broad customer base, our mid-market store brands are more vulnerable to inflation and reductions in government stimulus than luxury jewelry retailers or even our own accessible luxury store brands.

Consumer spending is also affected by factors beyond our control, including wage levels, merchandise demand trends, competitive retail activity, supply chain disruptions, rising costs of necessities, weather and natural disasters (including those linked to climate change), public health crises, geopolitical conflicts, and social unrest. These pressures could reduce store traffic, same-store sales, and average transaction values, while causing us to increase promotional activity, which would negatively affect margins and overall financial performance, particularly if prolonged.

Jewelry is a discretionary purchase often perceived as a luxury, making it sensitive to economic downturns and declines in disposable income. During recessions or periods of high unemployment, consumers tend to reduce discretionary spending. To address demand fluctuations, we have historically adjusted pricing and promotions, but such measures can pressure margins and earnings. Additionally, competition from other discretionary spending categories such as electronics, entertainment, and travel (especially during the Holiday Season) can further shift consumer priorities.

Rising inflation and increased operating costs including but not limited to materials, labor, fulfillment and advertising may negatively impact our business. If we are unable to adjust pricing to offset these cost increases without negatively impacting demand, profitability may decline. Sharp commodity cost increases may create a lag before they are reflected in retail prices, affecting margins. If sustained, these costs may require higher inventory funding or adjustments in product offerings, disrupting sales and liquidity.

Any deterioration in consumers’ financial position, changes to the regulatory requirements regarding the granting of credit to customers or disruption in the availability of credit to customers could adversely impact the Company’s sales and earnings.

Approximately 43% of Signet’s sales in the US and Canada utilize third-party customer financing or payment programs, with the additional purchases being made in cash or using third-party bank cards. Any significant deterioration in general economic conditions, including a potential recession, or increase in consumer debt levels may inhibit consumers’ use of credit and decrease consumers’ ability to satisfy requirements for access to customer financing or payment options, which could in turn have an adverse effect on the Company’s sales.

Additionally, the ability of Signet’s customers to obtain credit from our private label credit card providers and the terms of such credit depends on many factors, including continued arrangements with the parties providing the credit financing and compliance with applicable laws and regulations in the US and Canada, any of which may change from time to time. As discussed further in Note 11 to the consolidated financial statements in Item 8, Signet has outsourced its third-party credit programs, however, if any of those third-party credit providers were to terminate, Signet may need to enter into other arrangements with other third-parties. If Signet is unable to find other potential providers to supply a similar third-party credit program and alternative payment options, Signet’s ability to extend credit to customers could be impaired, which could have an adverse effect on our business.

Any new regulatory initiatives or investigations by federal or state authorities, including a potential cap on late fees or relating to the Company’s in-store credit practices, promotions, and payment protection products could impose additional costs and/or restrictions on credit practices of the North America segment, which could have an adverse effect on the conduct of Signet’s business.

Because of the highly seasonal nature of Signet’s sales, any one of these factors that occurs during the Holiday Season would have an increased adverse impact.

New tariffs, trade embargoes, sanctions or other restrictions on foreign trade, if imposed against entire nations or specific goods, supplies or materials that the Company imports, could have an adverse effect on the Company’s results of operations.

Many of the products that the Company sells, including jewelry, watches, and cut and polished diamonds, are imported from foreign countries such as India, China, Botswana and others. Likewise, many of the supplies, materials and fixtures we purchase related to our products and stores are imported from foreign countries, such as China, Canada and others. Government officials in the US, Canada and UK have from time-to-time placed tariffs on goods and materials that the Company imports, particularly from China. Recently, the global macroeconomic environment has been negatively affected by increased US trade tariffs and trade disputes between the US, China and other countries, which have caused, and are likely to continue to cause, uncertainty and instability in local economies and in global financial markets. Since February 1, 2025, President Trump announced a number of new tariffs on imports from Canada, Mexico and China as well as tariffs on imports of steel and aluminum. These additional tariffs, if continued, as well as any retaliation by those governments against such tariffs or policies, have introduced significant uncertainty into the market.

The escalation of trade tensions has had and could continue to have a significant, adverse effect on world trade and the world economy. While the Company does not believe that tariffs will materially impact its business, the imposition of additional or increased tariffs on jewelry or other supplies and materials that the Company imports from China or other countries, or the Company’s inability to successfully manage inventory from such countries, could require the Company to increase prices to its customers or, if unable to do so, result in lowering its gross margin on products sold.

In addition, if taxes, trade embargoes, sanctions or other restrictions on foreign trade are imposed by the US, UK or Canada on goods, supplies or materials that the Company imports from foreign countries, the Company’s ability to obtain the finished goods and commodities it sells at retail could be adversely impacted.

Public health crisis or disease outbreak, epidemic or pandemic, such as COVID-19 have had and could continue to have a significant adverse impact on our business, and this outbreak, as well as other public health crises or disease outbreaks, epidemics or pandemics, has and could continue to adversely impact our business, financial condition, results of operations and cash flows and could continue to exacerbate other risk factors.

A public health crisis or disease outbreak, epidemic or pandemic, such as COVID-19, or the threat or fear of such an event, could adversely impact our business. COVID-19 significantly impacted consumer traffic and our retail sales during Fiscal 2021, and had long-term impacts on consumer shopping habits and trends. Our business may be further impacted if the economy deteriorates due to the long-term effects of COVID-19 pandemic or other disease.

Previous COVID-19 restrictions caused disruptions in the number of people that were forming new intimate relationships. The effect of that disruption began to negatively impact sales of engagement rings in Fiscal 2023 and continues to affect sales to date. The ultimate duration of this effect on engagements in unknown. A temporary or permanent change to consumer trends, such as attitudinal shift away from the cultural custom of expressing commitments through engagements and weddings, would have serious negative impacts to the performance of our bridal categories, which currently represent approximately half of our annual sales.

To the extent that COVID-19 has affected and continues to adversely affect the US and global economy, our business, results of operations, cash flows, or financial condition, it has heightened, and may continue to heighten, other risks described herein.

A reduction in traffic to shopping malls or centers, including the closing of other destination retailers in the shopping areas where our stores are located, could significantly reduce our sales and leave us with excess inventory, which could have a material adverse effect on our business, financial condition, profitability, and cash flows.

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

Additionally, because many Signet stores are located within shopping malls or shopping centers, our sales are derived, in part, from the volume of traffic generated by the other destination retailers and the anchor stores in the malls and shopping centers where our stores are located. Customer traffic to these shopping areas may be adversely affected by the closing of such destination retailers or anchor stores, or by a reduction in traffic to such stores resulting from a regional or global economic downturn, an outbreak of flu or other viruses, increased crime, a general downturn in the local area where our store is located, or a decline in the desirability of the shopping environment of a particular mall or shopping center. Such a reduction in customer traffic would reduce our sales and leave us with excess inventory, which could have a material adverse effect on our business, financial condition, profitability, and cash flows. We may respond by increasing markdowns, initiating marketing promotions, or transferring product to other stores to reduce excess inventory, which would further decrease our gross profits and net income.

Fluctuations in foreign exchange rates could adversely impact the Company’s results of operations and financial condition.

Signet prepares its consolidated financial statements in US dollars. At February 1, 2025, Signet held approximately 91% of its total assets in entities whose functional currency is the US dollar and generated approximately 91% of its sales in US dollars for the fiscal year then ended. All the remaining assets and sales are primarily in British pounds and Canadian dollars. Therefore, the Company’s results of operations and balance sheet are subject to fluctuations in the exchange rates between the US dollar and both the British pound and Canadian dollar. Accordingly, any decrease in the weighted average value of the British pound or Canadian dollar against the US dollar would decrease reported sales and operating income.

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

Signet uses foreign currency derivative instruments to hedge certain exposures to currency exchange rate risks. Market conditions, particularly in the UK and Canada could result in significant volatility in currency exchange rate fluctuations and increase Signet’s exposure to foreign currency exchange rate risks and reduce its ability to effectively use certain derivative instruments to hedge risks. In addition, the prices of certain materials and products bought on the international markets by Signet are denominated in foreign currencies. As a result, Signet has exposures to exchange rate fluctuations on its cost of goods sold, as well as volatility of input prices if foreign manufacturers and suppliers are impacted by exchange rate fluctuations.

Our future results of operations may be adversely affected by input cost inflation.

Many aspects of our business have been, and may continue to be, directly affected by volatile commodity costs and other inflationary pressures. Commodities, such as diamonds and precious metals, are subject to price volatility which can be caused by commodity market fluctuations, changes in currency exchange rates, imbalances between supply and demand, and government programs and tariffs, policies and sanctions among other factors. Volatile fuel costs translate into unpredictable costs for the products and services we receive from our third-party providers. While we seek to offset increased input costs with a combination of price increases to our customers, purchasing strategies, cost savings initiatives and operating efficiencies, we may be unable to fully offset our increased costs or unable to do so in a timely manner. If we are unable to fully offset such cost increases, our financial results could be materially adversely affected.

Signet’s business could be adversely affected by extreme weather conditions, natural disasters, or terrorism and acts of war.

Extreme weather conditions in the areas in which the Company’s stores are located have negatively impacted sales in the past and could negatively affect the Company’s business and results of operations in the future. For example, frequent or unusually heavy snowfall, ice storms, or other extreme weather conditions, whether as a result of climate change or otherwise, over a prolonged period could make it difficult for the Company’s salesforce or customers to travel to its stores and thereby reduce the Company’s sales and profitability, particularly if such events occur during the Company’s Holiday Season. In addition, natural disasters such as hurricanes, tornadoes, earthquakes, or wildfires, or a combination of these or other factors, could damage or destroy the Company’s facilities or make it difficult for the salesforce or customers to travel to its stores, thereby negatively affecting the Company’s business and results of operations.

Terrorism, armed conflict, and acts of war (or the expectation of such events), both in the US and abroad, could also have a significant impact on Signet’s business and the worldwide economy. At times throughout the past several years, volatile geopolitical conditions have impacted the financial markets. Significant market volatility, and government actions taken in response, may exacerbate some of the risks we face. Conflicts abroad could cause decreased demand for the Company’s products as consumers’ attention and interests are diverted from jewelry and become focused on issues relating to these events. For instance, the Russia-Ukraine conflict has adversely impacted and could continue to adversely impact, among other things, certain of the Company’s local markets and suppliers, global and local macroeconomic conditions, foreign exchange rates and financial markets, raw material, energy and transportation costs, and cause further supply chain disruptions. In addition, Signet operates quality control and technology centers in Israel. The recent Middle East conflicts could cause a disruption to Signet’s operations including, but not limited to, delays in product quality certification, failure to maintain or timely update the eCommerce platform for its Digital brands or impact its supply chain with vendors located in the Middle East. An inability to receive products after quality control, shortages of products or difficulties in procuring Signet’s products, or a disruption or shutdown of its digital brand websites, among others, may adversely impact its ability to commercialize, manufacture or market its products in a timely manner, any of which could have an adverse effect on Signet’s results of operations. Furthermore, there have been travel advisories imposed related to travel to Israel, and restriction on travel, or delays and disruptions as related to imports and exports may be imposed in the future. Volatile geopolitical conditions give rise to regional instability and may result in heightened economic sanctions from the US and the international community in a manner that adversely affects Signet’s business and may impact its ability to manufacture and ship its merchandise for sale to customers. Given that Signet’s control over such issues, including both weather disasters and large-scale violence, is extremely limited, the Company may not have the ability to mitigate the impacts of such occurrences on its business and operations.

Risks Related to Our Operations and Seasonality

Fluctuations in the pricing and availability of commodities, particularly polished diamonds and gold, which account for the majority of Signet’s merchandise costs, could adversely impact its earnings, inventory valuations and cash availability.

The jewelry industry generally is affected by fluctuations in the price and supply of natural and lab-grown diamonds, gold and, to a lesser extent, other precious and semi-precious metals and stones.

The mining, production and inventory policies followed by major producers of rough diamonds can have a significant impact on natural and lab-grown diamond prices and demand, as can the inventory and buying patterns of jewelry retailers and other parties in the supply chain. The demand for natural and lab-grown diamonds is uncertain and could decrease, which would have an adverse impact on the Company.

The availability of natural diamonds is significantly influenced by the political environment in diamond producing countries and by the Kimberley Process, an inter-governmental agreement for the international trading of rough diamonds. Until acceptable alternative sources of diamonds can be developed, any sustained interruption in the supply of natural diamonds from significant producing countries, or to the trading in rough and polished diamonds which could occur as a result of disruption to the Kimberley Process, could adversely affect Signet, as well as the retail jewelry market as a whole. In addition, the current Kimberley Process decision-making procedure is dependent on reaching a consensus among member governments, which can result in a protracted resolution of issues, and there is little expectation of significant reform over the long term. The impact of this review process on the supply of natural diamonds, and consumers’ perception of the diamond supply chain, is unknown. In addition to the Kimberley Process, the supply of diamonds to the US is also impacted by governmental trade sanctions, such as those imposed on Zimbabwe and Russia.

The possibility of constraints in the supply of natural or lab-grown diamonds of a size and quality Signet requires to meet its merchandising requirements may result in changes in Signet’s supply chain practices, including for example its rough sourcing operation. In addition, Signet may from time to time choose to hold more inventory, purchase raw materials at an earlier stage in the supply chain or enter into commercial agreements of a nature that it currently does not use. Such actions could require the investment of cash and/or additional management skills. Such actions may not resolve supply constraints or result in the expected returns and other projected benefits anticipated by management.

While jewelry manufacturing is the major final demand for gold, management believes that the cost of gold is predominantly impacted by investment transactions, which have resulted in significant volatility of gold prices in recent years. Signet’s cost of merchandise and potentially its earnings may be adversely impacted by investment market considerations that cause the price of gold to remain high or escalate further.

An inability to increase retail prices to reflect higher commodity costs would result in lower profitability. Particularly sharp increases in commodity costs may result in a time lag before increased commodity costs are fully reflected in retail prices. Because Signet uses an average cost inventory methodology, volatility in commodity costs may also result in a time lag before cost increases are reflected in merchandise margins or require retail price changes. Further, even if price increases are implemented, there is no certainty that such increases will be sustainable or accepted by customers. These factors may cause decreases in gross margins and earnings. In addition, any sustained increases in the cost of commodities could result in the need to fund a higher level of inventory or changes in the merchandise available to the customer, which could increase costs and disrupt Signet’s sales levels.

Lab-grown diamonds are a meaningful portion of sales and inventory for Signet and the jewelry industry, and declining costs and retail prices could impact operating results and cause consumer dissatisfaction.

A material increase in the supply of gem quality lab-grown diamonds, combined with a material increase in consumer acceptance and demand thereof, has impacted and could continue to impact the cost and retail pricing of lab-grown and natural diamonds. Signet is a leading retailer of lab-grown diamonds and over the past several years the portion of our inventory, revenue and operating margin related to lab-grown diamonds has been increasing along with consumer demand and acceptance. In Fiscal 2025, approximately 17% of Signet’s merchandise sales were products containing lab-grown diamonds. The costs of lab-grown diamonds have been declining over the past several years as more supply from producers becomes available. The increased supply and lower costs have and may continue to drive down retail prices of lab-grown diamonds, particularly those without specialty designs, cuts and brands, which may have a negative impact on our revenue, merchandise margins and operating results. Further, as retail prices of lab-grown diamonds decline, consumers who purchased lab-grown diamonds at higher prices may become disappointed in the relative value of their purchase which could negatively impact the reputation of Signet and the jewelry industry.

Alrosa, a Russian diamond mining and distribution company, supplies more than 30% of the world’s diamonds. Sanctions against Alrosa specifically or the Russian Oligarchs by the US government or other governments have limited and may further limit the supply of diamonds in the world.

The world’s sources of rough diamonds are highly concentrated in a limited number of countries. Varying degrees of political and economic risk exist in these countries. As a consequence, the diamond business is subject to various sovereign risks beyond Signet’s control, such as changes in laws and policies affecting foreign trade and investment. In addition, Signet is subject to various political and economic risks, including the instability of foreign economies and governments, labor disputes, war and civil disturbances and other risks that could cause production difficulties or stoppages, restrict the movement of inventory or result in the deprivation or loss of contract rights or the taking of property by nationalization or expropriation without fair compensation. Signet’s direct purchases from Alrosa and its sourcing arrangement in Russia ceased in February 2022 and did not represent a significant part of its operations. However, any further interruption in the total market supply of diamonds due to the ongoing Russia-Ukraine conflict or domestic or foreign government sanctions against Alrosa or Russian diamonds may impact the ability of Signet’s suppliers to provide Signet with responsibly sourced diamonds that were mined by other companies or in other countries. Beginning in March of 2024, leaders of the G7 nations intend to phase-in further import restrictions against not only direct purchases of diamonds mined in Russia but also indirect purchases of diamonds mined in Russia (e.g. diamonds that were mined in Russia but then cut and polished in other countries). Any significant disruption of Signet’s sources of supply, or restriction of inventory movement could have a material adverse effect on Signet’s results of operations or cash flows.

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

Signet’s business is highly seasonal, with a significant proportion of its sales and operating profit generated during its fourth quarter, which includes the Holiday Season. Management expects Signet to continue to experience a seasonal fluctuation in its sales and earnings. Therefore, there is limited ability for Signet to compensate for shortfalls in fourth quarter sales or earnings by changes in its operations and strategies in other quarters, or to recover from any extensive disruption, for example, due to sudden adverse changes in consumer confidence, consumer spending ability, economic conditions, unexpected trends in merchandise demand, significant competitive and promotional activity by other retailers, inclement weather conditions having an impact on a significant number of stores, especially in the last few days immediately before Christmas Day or disruption to warehousing and store replenishment systems. Additionally, in anticipation of increased sales activity in the Holiday Season, Signet incurs certain significant incremental expenses prior to and during peak selling seasons, including advertising and costs associated with hiring a substantial number of temporary employees to supplement the Company’s existing workforce. A significant shortfall in results for the fourth quarter of any fiscal year would therefore be expected to have a material adverse effect on the annual results of operations and cash flows, as well as inventory levels. Disruption at lesser peaks in sales at Valentine’s Day and Mother’s Day would also be expected to adversely impact the results.

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
•weakening of economic conditions or consumer confidence in the future, which could reduce demand for discretionary items, such as jewelry; and
•acts or threats of war, terrorism or epidemics, which could adversely affect consumer confidence and spending or interrupt production and distribution of Signet’s products and raw materials.

If the Company is unable to forecast demand accurately, it may encounter difficulties in filling customer orders or liquidating excess inventory at discount prices and may experience significant write-offs and customers could opt to purchase jewelry from a competitor. These outcomes could have a material adverse effect on the Company’s brand image, sales, gross margins, cash flow, competitive advantage and profitability.

Any difficulty or delay in executing or integrating an acquisition, a business combination or a major business or strategic initiative could have a material adverse impact on expected returns and other projected benefits from such an exercise.

We have recently made acquisitions of Diamonds Direct and Blue Nile in Fiscal 2022 and Fiscal 2023, respectively, and we may continue to make acquisitions in the future based on available opportunities in the market. All acquisitions, including these, involve numerous inherent challenges, such as our ability to properly evaluate acquisition opportunities and risks during diligence and our ability to balance resource constraints as we begin to integrate an acquired company into our existing business. Other risks and uncertainties related to our acquisitions include: failing to meet sales and profitability expectations; delayed or unrealized costs savings or synergy opportunities; unknown and underestimated liabilities; and difficulties integrating operations, personnel, financial systems and technology systems. Similarly, the acquisition of companies with operating margins lower than ours may cause a lower operating margin for Signet as a whole. Further, our ability to retain key employees of an acquired company, maintain pre-acquisition cultural dynamics and team morale, and foster the entrepreneurial spirit of an acquired company, particularly while implementing policies, procedures and compliance measures we require, may impact our ability to successfully integrate an acquisition. A significant transaction could also disrupt the operation of our current business activities and divert significant management time and resources.

Likewise, there is always the potential for difficulty or delay in execution of a strategic initiative including our direct diamond sourcing capabilities, or a strategic plan, such as our Grow Brand Love plan, that may prevent us from realizing expected returns and other projected benefits from such exercises during the anticipated timeframe or at all. The long-term growth of our business depends on the successful execution of our evolving business and strategic initiatives. Any number of factors could impact the success of these initiatives, many of which are out of our control, and there can be no assurance that they will be successful or deliver their anticipated benefits. Some initiatives may require us to devote significant management, financial and other resources and may expose us to new and unforeseen risks and challenges. We may also incur significant asset impairment and other charges in connection with any such initiative or an acquisition.

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

Consumer attitudes toward diamonds, gold and other precious metals and gemstones influence Signet’s sales. Attitudes could be affected by a variety of issues including concern over the source of raw materials; the impact of mining and refining of minerals on the environment; the local community and the political stability of the producing country; labor conditions in the supply chain; and the availability of and consumer attitudes about substitute products such as cubic zirconia, moissanite and lab-grown diamonds. A negative change in consumer attitudes toward jewelry could adversely impact Signet’s sales and earnings. In addition, transparency regarding substitute products such as lab-grown diamonds is important to maintaining consumer confidence. If the Company does not appropriately and adequately identify the use of the substitute products in its jewelry, its reputation and results could be adversely impacted.

Signet depends on manufacturers and suppliers to timely provide it with sufficient quantities of quality products.

Ultimate delivery of Signet’s merchandise is substantially dependent upon third-party manufacturers and suppliers. In Fiscal 2025, the five largest suppliers collectively accounted for approximately 21% of total purchases, with the largest supplier comprising approximately 6%. A manufacturer’s or supplier’s inability to manufacture or deliver a product on time and of appropriate quality would impair Signet’s ability to respond to consumer demand, which would put the Company at a competitive disadvantage and result in lost sales. Costs would also be increased if Signet were to attempt to engage replacement manufacturers to rush orders on items that the Company needed immediately. See the risk factor above titled “Public health crisis or disease outbreak, epidemic or pandemic, such as COVID-19 have had and could continue to have a significant adverse impact on our business, and this outbreak, as well as other public health crises or disease outbreaks, epidemics or pandemics, has and could continue to adversely impact our business, financial condition, results of operations and cash flows and could continue to exacerbate other risk factors.” regarding the potential adverse impact COVID-19 or other public health crisis, disease or outbreak could have on the Company’s supply chain.

Signet has close commercial relationships with a number of suppliers and management holds regular reviews with major suppliers to sustain continuity of these relationships. However, government requirements regarding sources of commodities, such as those required by the Dodd-Frank Act or sanctions on Alrosa or its management, has resulted and could continue to result in Signet choosing to terminate relationships with suppliers in the future due to a change in a supplier’s sourcing practices or Signet’s compliance with laws and internal policies. Damage to, or loss of, any of these relationships could have an adverse effect on results.

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

Risks Related to Technology and Security

Inadequacies in and disruption to systems could result in lower sales and increased costs or adversely impact the disclosure procedures and controls.

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

Signet is in the process of substantially modifying its enterprise resource planning systems and certain web platforms, which involves updating or replacing legacy systems with successor systems and migrating some systems, data and functionality to cloud provider servers. These system changes and upgrades can require significant capital investments and dedication of resources. When evaluating and making such changes, there can be no assurances that the Company will successfully implement such changes, that significant additional investments will not be required beyond the project budget, that such changes will occur without disruptions to its operations or maintenance of its internal control compliance programs or that the new or upgraded systems will achieve the desired business objectives. Any damage, disruption or shutdown of the Company’s information systems, or the failure to successfully implement new or upgraded systems, could have a material adverse effect on Signet’s results of operations and its internal control over financial reporting.

Security breaches and other disruptions to Signet’s information technology infrastructure and databases and failure of Signet’s customer-facing technology to function as intended or in accordance with applicable law could interfere with Signet’s operations and may in the future fail or be compromised, and could compromise Signet’s and its customers’ and suppliers’ information or cause other harm, exposing Signet to possible business interruptions and liability, which would have a material adverse effect on Signet’s business and reputation.

In the ordinary course of business, Signet relies upon information technology networks and systems, some of which are managed by third parties, to process, transmit and store electronic information, and to manage or support a variety of business processes and activities, including eCommerce sales, supply chain, merchandise distribution, customer invoicing and collection of payments. Our computer systems and those of our partners and third-party service providers have been and may be in the future vulnerable to physical or electronic intrusions, computer malware, malicious code or other attacks, system failures, programming errors, employee and third-party errors or wrongdoing, and similar disruption or adverse outcomes. The failure of these systems could cause significant interruptions to our operations, which could result in a material adverse effect on our business, financial condition or results of operations.

Signet also uses information technology systems to record, process and summarize financial information and results of operations for internal reporting purposes and to comply with regulatory financial reporting, legal and tax requirements. Signet collects and stores this financial and other sensitive data, including intellectual property, proprietary business information, the proprietary business information of its customers and suppliers, as well as personally identifiable information of Signet’s customers and employees, in data centers and on information technology networks. Although we have implemented and maintain what we believe to be reasonable security controls to seek to prevent and detect attempts by unauthorized users to gain access to our IT systems, and incur significant costs to do so, our information technology network infrastructure has in the past been and may in the future be vulnerable to attacks by hackers, including state-sponsored organizations with significant financial and technological resources, breaches due to employee error, fraud or malice or other disruptions (including, but not limited to, computer viruses and other malware, denial of service, and ransomware), which may involve a privacy breach requiring us to notify regulators, customers or employees and enlist identity theft protection.

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

The use of technology based on AI and machine learning (“ML”) presents risks related to confidentiality, creation of inaccurate and flawed outputs, and emerging regulatory risks which may result in reputational harm, competitive harm, or legal liability, and may adversely affect our business and results of operations.

The use of AI and ML involves significant technical complexity, ethical considerations and requires specialized expertise. We use AI and ML in our business to, among other things, optimize inventory distribution and flexible fulfillment. We may further incorporate AI or ML solutions into our business operations, technology systems, and product and service offerings in other ways including but not limited to personalized marketing, enhancements to website experiences or general administrative functions. Our competitors or other third parties may incorporate AI and ML into their businesses more quickly or more successfully than us, which could impair our ability to compete effectively and adversely affect our business and results of operations. Our use of technology systems or applications that utilize or are based on AI or ML (or the disruption or failure of those systems or applications) could result in the disclosure of sensitive, proprietary or confidential information which could harm our business, reputation and operating results. Additionally, if the content, analyses, or recommendations that AI or ML applications assist in producing are or are alleged to be deficient, inaccurate or biased, it may cause us to experience brand or reputational harm, competitive harm, legal liability, new or enhanced governmental or regulatory scrutiny. We may also incur additional costs to resolve such issues, each of which may adversely affect our business and results of operations.

Risks Related to Competition and Innovation

Signet’s pricing compared to that of competitors, the increased price transparency in the market and the highly fragmented competitive nature of the retail jewelry industry, may have an adverse impact on Signet’s performance.

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

If Signet fails to make, improve, develop or acquire relevant customer-facing technology in a timely manner, fails to keep pace with trendsetting, or if the Company’s marketing and social media advertising and efforts are not to scale or do not align with consumer preferences, the customer could lose confidence in any of Signet’s brands, which could materially and adversely impact sales and earnings.

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

The Company has a substantial amount of goodwill, intangible assets and long-lived assets on its balance sheet. The Company reviews goodwill, indefinite-lived intangible assets and long-lived assets for impairment annually or whenever events or circumstances indicate impairment may have occurred. The impairment evaluation requires significant judgment and estimates by management, and unfavorable changes in these assumptions or other factors could result in future impairment charges and have a significant adverse impact on the Company’s reported earnings. Such factors include the operating performance and cash flows of the Company’s businesses, lower than anticipated consumer traffic, changes in customer spending behavior, uncertainties in the macroeconomic environment, inflation, interest rates, changes in the Company’s real estate strategy or other key business initiatives. Additionally, a general decline in the market valuation of the Company’s common shares, whether related to Signet’s business or overall market conditions, could adversely impact the assumptions used to perform the evaluation of its goodwill, indefinite-lived intangible assets and long-lived assets.

For additional information on Signet’s evaluation of impairment for goodwill, indefinite-lived intangible assets and long-lived assets, see “Critical Accounting Estimates” under Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Shareholder activists could cause a disruption to our business.

We have been subject to shareholder activism and may be subject to such activism in the future. For example, on February 27, 2025, Select Equity Group, L.P. filed a Schedule 13D with the SEC advocating for, among other things, the Company to explore strategic options for the business, including its sale. Shareholder activism against the Company could lead to increased costs (e.g., third-party advisors, insurance, and administrative expenses), reputational damage, and business disruptions. It may create uncertainties about our direction, harming relationships with investors, customers, suppliers, and employees, and make it harder to attract and retain talent. Additionally, it could delay or hinder the execution of our business strategy, divert management's focus, and cause stock price fluctuations based on market perceptions rather than fundamentals. Such activism could negatively impact our business, financial condition, and results of operations.

The Company’s ability to borrow is important to its operations and financial covenants, credit ratings and interest rate volatility could all impact the availability of such debt and could adversely impact the Company’s financial results.

The Company’s primary sources of liquidity are cash on hand, cash provided by operations and availability under its asset-based credit facility. The Company’s ability to borrow and maintain adequate cash flow is necessary to sustain its operations, particularly given the seasonal fluctuations in inventory and staffing requirements and the concentration of sales in the fourth quarter. The Company’s debt obligations also require maintaining sufficient cash flow to make continuing payment obligations for interest and dividends. Because a large portion of its financing is asset-based and secured, the Company’s ability to draw funds is dependent on maintaining a sufficient borrowing base and it is subject to the risk of loss of such assets to foreclosure or sale to satisfy its debt obligations.

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

Management regards the customer experience as an essential element in the success of its business. Competition for suitable sales associates or changes in labor and healthcare laws could require Signet to incur higher labor costs. A shortage of qualified individuals, higher labor costs and the execution of strategic initiatives, including those designed to improve the customer experience, could result in disruptions to the performance of sales associates and an inability to recruit, train, motivate and retain suitably qualified sales associates, which could adversely impact sales and earnings. Likewise, there are risks associated with attracting and retaining key executive talent during periods of leadership transition, such as our recent appointment of a new CEO and other recent changes in senior leadership from the reorganization under our Grow Brand Love strategy.

Signet’s success is dependent on the strength and effectiveness of its relationships with its various stakeholders. The Company’s management of its 2030 CSGs as well as changing demand for sustainability initiatives and disclosures could result in additional costs or risks.

We have established and publicly announced 2030 CSGs including commitments to reduce greenhouse gas emissions and protect human rights. These statements reflect integration with our business planning and are subject to a number of risks and uncertainties, many of which are outside our control. The ability for companies to reduce greenhouse gas emissions is dependent on the energy infrastructure of the US, namely the availability and cost of low or non-carbon-based energy sources for our physical locations as well as the availability of low or non-carbon transportation.

Signet carefully considers a wide range of factors, including stakeholder expectations, regulatory requirements, business goals, and corporate strategies in forming our CSGs and when investing resources in initiatives, disclosures, processes and tools. Standards for tracking and reporting CSG performance continue to evolve. Signet has revised and may continue to reassess and modify CSG goals based on changes to our Company purpose, business objectives, stakeholder expectations and the regulatory environment. Signet may be subject to consumer boycotts from customers on both sides of the ideological spectrum. Any changes to the CSGs may be perceived as a retraction or deviation from our core values. The voluntary disclosure frameworks and standards we select, and the interpretation or application of those frameworks and standards, may be subject to change and may be different from our peers. Further, the methodologies we use for reporting CSG performance may be updated and our previously reported data may be adjusted to reflect improvements in data that is available to us, changing assumptions, changes in our operations and other changes in circumstances. Our processes and controls for reporting such matters across our operations and supply chain are continually evolving as are the differing standards for identifying, measuring, and reporting sustainability-related disclosures that may be required by government agencies. Preparation for the State of California climate disclosure rules is expected to require additional resources for compliance. Signet will always prioritize legally required disclosures such as greenhouse gas emissions calculations over voluntary frameworks.

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

The employees of Signet’s diamond polishing factory in Gaborone, Botswana are covered by a collective bargaining agreement. If relationships with these employees become adverse, operations at the factory could experience labor disruptions such as strikes, lockouts, boycotts and public demonstrations, which could negatively impact the Company’s diamond supply, increase costs and cause negative publicity. Labor regulation and the negotiation of new or existing collective bargaining agreements could lead to higher wage and benefit costs, changes in work rules that raise operating expenses, legal costs and limitations on the Company’s ability to take cost-saving measures during economic downturns. Any of these cost increases and constraints on Signet’s operations could adversely impact its results of operations. Further, collective bargaining activity in other industries, such as various union strikes in the UK that were announced in December 2022 by postal and travel workers, may adversely affect traffic to our stores or delivery of online orders and in turn negatively impact our sales.

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

At any point in time, various tax years are subject to, or are in the process of, audit by various taxing authorities. To the extent that management’s estimates of the final tax outcome of these matters is different than the amounts recorded, such differences will impact income tax in the period in which such determinations are made. For example, should His Majesty’s Revenue and Customs, or other tax authorities, assess Signet and should the tax authorities prevail in such assessments, there could be a material adverse impact on our results of operations and cash flows in future periods.

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

In addition, the Organization for Economic Co-operation and Development (“OECD”) has led international efforts to devise, and to implement on a permanent basis, a two-pillar solution to address the tax challenges arising from the digitalization of the economy. Pillar One focuses on nexus and profit allocation, and Pillar Two provides for a global minimum effective corporate tax rate of 15%. Pillar One would apply to multinational enterprises with annual global revenue above 20 billion euros and profitability above 10%, with the revenue threshold potentially reduced to 10 billion euros in the future. Based on these thresholds, we currently expect to be outside the scope of the Pillar One proposals, though we anticipate that we will be subject to Pillar One in the future if our global revenue exceeds the Pillar One thresholds. In December 2021, the OECD published detailed rules that define the scope of the Pillar Two global minimum effective tax rate proposal. A number of countries, including the UK, have adopted the core elements of the Pillar Two proposal effective for years beginning in 2024, and the European Union has adopted a Council Directive which requires certain Pillar Two rules to be transposed into member states’ national laws from such time. Based on our current understanding of the minimum revenue thresholds contained in the proposed Pillar Two rules, we expect that we may be within their scope and so their implementation could impact the amount of tax we have to pay. In January 2025, the OECD published revised guidance which included revisions to the treatment of deferred tax assets under Pillar Two for companies with cross-border operations such as Signet. If Bermuda, or jurisdictions in which Signet operates, adopt revisions to their tax code related to this updated OECD guidance, those revisions may override, reduce or eliminate the deferred tax asset that Signet recorded in the fourth quarter of Fiscal 2024 related to the enactment of Bermuda’s Corporate Income Tax Act of 2023. Additionally, these changes may result in unilateral or uncoordinated local country application of the action items. Any such inconsistencies in the tax laws of countries where the Company operates or is incorporated may lead to increased uncertainty with respect to tax positions or otherwise increase the potential for double taxation. Proposals for US tax reform also potentially could have a significant adverse effect on us. In addition, the European Commission has conducted investigations in multiple countries focusing on whether local country tax legislation or rulings provide preferential tax treatment in violation of European Union state aid rules. Any impacts of these actions could increase the Company’s tax liabilities, which in turn could have a material adverse effect on the Company’s results of operations and financial condition.

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
Governance
Signet’s cybersecurity program is run by our CISO, who is the head of the Company’s cybersecurity team, and who reports to Signet’s Chief Information Officer (“CIO”). The CISO is responsible for assessing and managing Signet’s cybersecurity risk management program, regularly informing senior management regarding the prevention, detection, mitigation, and remediation of cybersecurity incidents and supervising such efforts. Our CISO and CIO have extensive experience assessing and managing cybersecurity programs and cybersecurity risk. Our CISO has served in this position with Signet since 2018, was previously CISO at multiple Fortune 500 retail and hospitality organizations and held senior cybersecurity management roles in the financial services industry. The Signet cybersecurity team supporting the CISO has experience selecting, deploying, and operating cybersecurity technologies, initiatives, and processes around the world, and relies on threat intelligence as well as other information obtained from governmental, public, or private sources, including external consultants engaged by Signet. In addition, a cross-functional management committee has been established to assess cybersecurity breaches, should they occur, to determine whether a breach is material and requires disclosure.
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

ITEM 2. PROPERTIES
The following table provides the location, use and size of Signet’s material corporate, distribution, and other non-retail facilities required to support the Company’s global retail operations as of February 1, 2025:

Location	Function	Approximate square footage	Lease or Own	Lease expiration
Akron, Ohio	Corporate and distribution	546,000	Lease	2048
Akron, Ohio	Training facility	11,000	Lease	2032
Akron, Ohio	Repair facility	38,000	Own	N/A
Barberton, Ohio	Non-merchandise fulfillment	135,000	Lease	2032
Brentwood, Tennessee	Repair facility	16,100	Lease	2025
Charlotte, North Carolina	Corporate and administrative	12,000	Lease	2033
Dallas, Texas	Corporate and administrative	190,000	Lease	2029
Dallas, Texas	Repair facility	31,000	Lease	2029
Frederick, Maryland	Customer service	14,000	Lease	2026
Kent, Washington	Customer service and virtual studios	10,500	Lease	2029
New York City, New York	Administrative and fulfillment	65,800	Lease	2032
New York City, New York	Manufacturing and distribution	11,300	Lease	2027
Peoria, Illinois	Repair facility	13,000	Lease	2029
Seattle, Washington	Repair facility	27,500	Lease	2030
Seattle, Washington	Photo studio	11,000	Lease	2027
Markham, Ontario (Canada)	Distribution and fulfillment	31,000	Lease	2026
Birmingham, UK	Corporate, distribution and eCommerce fulfillment	235,000	Own	N/A
Watford, UK	Administrative	20,500	Lease	2037
Gaborone, Botswana	Diamond polishing	34,200	Own	N/A
Herzliya, Israel	Technology center	17,800	Lease	2028
The Company has additional distribution and technology centers in New York, Israel, and the United Arab Emirates, as well as a diamond liaison office in India. Sufficient distribution exists in all geographies to meet the respective needs of the Company’s operations.
Global retail property
Signet attributes great importance to the location and appearance of its stores. Accordingly, in each of Signet’s brands, investment decisions on selecting sites and refurbishing stores are made centrally, and strict real estate and investment criteria are applied. Below is a summary of Signet’s retail operations by geography and reportable segment as of February 1, 2025:

	North America	International	Signet
US	2,288	—	2,288
Canada	91	—	91
UK	—	255	255
Republic of Ireland	—	8	8
Total	2,379	263	2,642
    North America retail property
Signet’s North America segment operates stores and kiosks in the US and Canada, with substantially all of the locations being leased. In addition to a minimum annual rent cost, mall stores may be required to pay rent based on sales above a specified base level. Under the terms of a typical lease, the Company is required to conform and maintain its usage to agreed standards and is responsible for its proportionate share of expenses associated with common area maintenance, utilities and taxes of the location.

Towards the end of a lease, Signet evaluates whether to renew a lease and refit the store, using similar operational and investment criteria as for a new store. Where the Company is uncertain whether the location will meet its required return on investment, but the store is profitable, the lease may be renewed for an appropriate amount of time and reconsidered for investment at a later date based on the store’s performance. The Company not only monitors the stores’ performance but also monitors other factors such as trade area and mall grade and condition, as well as co-tenancy. The cost of remodels and refurbishments can vary greatly by scope, location and age of store.
Below is a summary of lease and cost information for stores and kiosks in the North America segment as of February 1, 2025:

	Typical Initial Lease Term	Average Unexpired Lease Term	Typical Cost of New Store
Kay
Mall	5 years	2 years	$0.6 million to $1.0 million
Off-mall	5 years	3 years	$0.5 million to $0.9 million
Zales
Mall	5 years	2 years	$0.7 million to $1.1 million
Off-mall	5 years	2 years	$0.5 million to $0.7 million
Jared	10 to 20 years	4 years	$2.2 million to $3.2 million
Diamonds Direct	10 to 20 years	9 years	$2.0 million to $4.0 million
Blue Nile	5 to 10 years	5 years	$1.4 million to $1.9 million
Banter
In-line	3 to 5 years	1 year	$0.3 million to $0.5 million
Kiosk	3 to 5 years	1 year	$0.1 million to $0.2 million
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
International retail property
The International segment’s stores are generally leased under full repairing and insuring leases (equivalent to triple net leases in the US). Wherever possible, Signet is shortening the length of new leases that it enters into or including break clauses in order to improve the flexibility of its lease commitments. As of February 1, 2025, the average unexpired lease term of International premises was four years, and a majority of leases had either break clauses or terms expiring within five years. Rents are usually subject to upward review every five years if market conditions so warrant. An increasing proportion of rents also have an element related to the sales of a store, subject to a minimum annual value.
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
A typical International segment store undergoes a remodel or refurbishment every five to ten years. The cost of remodeling a regular store is typically between $0.4 million and $0.8 million for both H.Samuel and Ernest Jones, while remodels in prestigious locations could exceed these amounts.
The International segment has no relationship with any lessor relating to 10% or more of its store locations. No store lease is individually material to Signet’s operations.
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
Number of common shareholders
As of March 14, 2025, there were approximately 6,285 shareholders of record of the Company’s common shares.
Issuer purchases of equity securities
The following table contains the Company’s repurchases of common shares in the fourth quarter of Fiscal 2025:

Period	Total number of shares purchased	Average price paid per share (1)	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
November 3, 2024 to November 30, 2024 (2)	52,424	$93.13	52,424	$742,395,978
December 1, 2024 to December 28, 2024	—	$—	—	$742,395,978
December 29, 2024 to February 1, 2025 (3)	313,395	$61.78	313,395	$723,034,182
Total	365,819	$66.27	365,819	$723,034,182
(1)     The average price paid per share excludes commissions paid of $5,637 in connection with the repurchases made under the 2017 Share Repurchase Program.
(2)     Includes shares repurchased under a 10b5-1 Trading Plan adopted by the Company under the 2017 Share Repurchase Program entered into for the period between August 22, 2024 - November 15, 2024 to repurchase up to $71.4M of common shares pursuant to a trading grid at prices ranging from $65 to $120 per share.
(3)     Includes shares repurchased under a 10b5-1 Trading Plan adopted by the Company under the 2017 Share Repurchase Program entered into for the period between January 6, 2025 - March 18, 2025 to repurchase up to $35M of common shares pursuant to a trading grid at prices ranging from $65 to $120 per share.

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
Historical share price performance should not be relied upon as an indication of future share price performance. The following graph compares the cumulative total return to holders of Signet’s common shares against the cumulative total return of the S&P 500 Index and the S&P 500 Specialty Retail Index for the five-year period ended February 1, 2025. The comparison of the cumulative total returns for each investment assumes that $100 was invested in Signet’s common shares and the respective indices on February 1, 2020 through February 1, 2025.

Cumulative Total Return
Index Value
500
400
300
200
100
0
February 1, 2020
January 30, 2021
January 29, 2022
January 28, 2023
February 3, 2024
February 1, 2025
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
This management's discussion and analysis provides comparisons of material changes in the consolidated financial statements for Fiscal 2025 and Fiscal 2024. For a comparison of Fiscal 2024 and Fiscal 2023, refer to Item 7 included in our Annual Report on Form 10-K for the year ended February 3, 2024 filed with the SEC on March 21, 2024.
OVERVIEW
Overall performance
Signet’s sales decreased by 5.8% during the fourth quarter of Fiscal 2025 compared to the same period in Fiscal 2024. During the fourth quarter, the Company saw positive factors in bridal units, overall merchandise average unit retail (“AUR”) in both bridal and fashion, based on the continued newness of the product offering, and strong performance in services which continues to outpace merchandise. However, these favorable impacts were more than offset by merchandise assortment gaps at key gifting price points during the Holiday Season, as well as the impact of store closures and the impact of the 14th week compared to prior year fourth quarter. The fourth quarter was also unfavorably impacted by lower traffic post re-platforming related to search engine optimization at the Digital brands. During the fourth quarter of Fiscal 2025, the Company’s AUR increased by 7.9% in the North America reportable segment and increased by 7.0% in the International reportable segment. The AUR in North America was bolstered by the newness in Signet’s product assortment, particularly in fashion, which was able to offset the impacts of competitive pricing pressure, particularly in bridal. Same store sales in the International reportable segment were down 1.5% in the fourth quarter driven by lower units compared to prior year. Reported sales in the fourth quarter were also partially impacted by the previously disclosed divestiture of the UK prestige watch business in the fourth quarter of Fiscal 2024, which carried products at high price points.
Refer to the “Results of Operations” section below for additional information on performance during the fourth quarter and full year Fiscal 2025.
Grow Brand Love strategy
In Fiscal 2026, the Company launched its Grow Brand Love strategy. This transformative strategy focuses on accelerating growth and builds on a strong core foundation to create shareholder value. In addition, this strategy emphasizes style and product innovation, captivating experiences, and Brand loyalty while harnessing centralized core capabilities. The Company has identified three strategic imperatives as part of the Grow Brand Love framework: shifting from banners to Brand mindset; growing our core business and expanding into adjacent categories; and organizational realignment to accelerate strategy execution.
See the Purpose & Strategy section within Item 1 of this Annual Report on Form 10-K for additional information.
Fiscal 2026 Outlook
The Company anticipates same store sales to be down 2.5% to up 1.5% for Fiscal 2026 providing some variability in an uncertain consumer spending environment. The Company believes it can continue to make progress on gifting and bridal at key price points and capitalize on the growth of engagements seen in January and in the first quarter to date in Fiscal 2026. The Company believes that under its new Grow Brand Love strategy it can grow through style and product innovation, captivating customer experiences, and building Brand loyalty, while harnessing and building on centralized core capabilities and leveraging the benefits of its scale through its new optimized structure. The Company will also be leaning into the largest and fastest growing segment of the jewelry market by accelerating its presence in self-purchase and gifting while working to expand its share in core bridal.

The Company continues to monitor the impacts of certain macroeconomic factors on its business, such as inflation and the Russia-Ukraine and Middle East conflicts. Signet operates quality control and technology centers in Israel, and to date, these operations have not been impacted by the geopolitical conflict in the Middle East. While the Company currently does not expect disruptions to its operations in Israel to have a material impact on the Company’s results of operations, the Company will continue to closely monitor this conflict and any impacts on its business, as well as its team members in Israel. Uncertainties exist that could impact the Company’s results of operations or cash flows in the future, such as competitive pricing pressure, including lab-grown diamonds, continued inflationary impacts to the Company (including, but not limited to, materials, labor, fulfillment and advertising costs) or adverse shifts in consumer discretionary spending, slower than anticipated recovery of engagements, deterioration of consumer credit, supply chain disruptions to the Company’s business, the Company’s ability to recruit and retain qualified team members, or organized retail crime and its impact to mall traffic. In addition, the Company will monitor potential impacts of changes to US economic policy, including taxes and tariffs, as a result of the new administration. See “Forward-Looking Statements” above as well as the “Risk Factors” section within Item 1A.

Market and operating conditions
The Company faces a highly competitive and dynamic retail landscape throughout the geographies where it does business, as well as a challenging global macro-economic environment as described above impacting the jewelry industry. Refer to Item 1 for additional information on the Company’s business, markets and strategy.
Exchange translation impact
Monthly average exchange rates are used to prepare the Company’s consolidated statements of operations. In Fiscal 2026, it is anticipated a five percent movement in the British pound to US dollar exchange rate would impact the Company’s income before income taxes by approximately $0.2 million, while a five percent movement in the Canadian dollar to US dollar exchange rate would impact the Company’s income before income taxes by approximately $0.6 million.
RESULTS OF OPERATIONS
Fiscal 2025 Overview
Similar to many other retailers, Signet follows the retail 4-4-5 reporting calendar, which included an extra week in the fourth quarter and fiscal year periods of Fiscal 2024 (the “14th week” and “53rd week”, respectively). The extra week added $103.2 million in sales in the fourth quarter and full year Fiscal 2024. Fiscal 2025 was a 52-week reporting period.
Same store sales
Management considers same store sales useful as it is a major benchmark used by investors to judge performance within the retail industry. Same store sales is calculated by comparison of sales in stores that were open in both the current and the prior fiscal year. Sales from stores that have been open for less than 12 months are excluded from the comparison until their 12-month anniversary. Similarly, sales from acquired businesses made within the last 12 months are excluded from the comparison until their 12-month anniversary. Sales from stores that were acquired during the period and have not been included in the Company’s results for both the current and prior period presented are also excluded from same store sales. Sales after the 12-month anniversary are compared against the equivalent prior period sales within the comparable store sales comparison. Stores closed in the current financial period are included up to the date of closure and the comparative period is correspondingly adjusted. Stores that have been relocated or expanded, but remain within the same local geographic area, are included within the comparison with no adjustment to either the current or comparative period. Stores that have been refurbished are also included within the comparison except for the period when the refurbishment was taking place, when those stores are excluded from the comparison both for the current year and for the comparative period. Same store sales are also impacted by certain accounting adjustments to sales, primarily related to the deferral of revenue from the Company’s extended service plans.
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
The 14th and 53rd weeks are excluded from same store sales in the fiscal year in which it occurs. In the subsequent fiscal year, same store sales is calculated by aligning the sales weeks of the current period to the equivalent sales weeks in the prior fiscal year period.
Cost of sales and gross margin
Cost of sales consists primarily of the following expense categories:
•Merchandise costs, net of discounts and allowances;
•Cost of services, including the cost of replacement components, repair supplies and related compensation and benefits for employees directly associated with performing the service;
•Store operating and occupancy costs such as rent, utilities, real estate taxes, repairs and maintenance (including common area maintenance), depreciation and amortization; and
•Distribution and inventory-related costs, including freight, processing, inventory scrap, shrinkage and related compensation and benefits.
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

Signet primarily uses an average cost inventory methodology and, as jewelry inventory turns slowly, the impact of movements in inventory costs takes time to be fully reflected in gross margin. Signet’s inventory turns faster in the fourth quarter, therefore, changes in the cost of merchandise are more impactful on the gross margin in that quarter. An increase in inventory turnover would accelerate the rate at which commodity costs impact gross margin.
Selling, general and administrative expenses (“SG&A”)
SG&A is mostly composed of store staff and store administrative costs as well as advertising and promotional costs. It also includes centralized administrative expenses such as information technology, credit costs and other administrative operating expenses not specifically categorized elsewhere in the consolidated statements of operations.
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
The level of advertising expenditures can vary year over year. In order to evolve its marketing allocations based on consumer habits, business needs, and maximize return on its advertising investments, the Company primarily focuses its spend on digital and social marking, supplemented by targeted national television advertising.
Other operating (expense) income, net
Other operating (expense) income, net primarily consists of miscellaneous operating income and expense items such as litigation settlements, restructuring charges, gains or losses on the sale of assets (including divestitures), foreign currency gains and losses, and gains and losses from undesignated derivative contracts. See Note 21 in Item 8 for further detail on the Company’s other operating (expense) income, net.
Comparison of Fiscal 2025 to Prior Year

	Fiscal 2025		Fiscal 2024
(in millions, except per share amounts)	$	% of sales	$	% of sales
Sales	$6,703.8	100.0%	$7,171.1	100.0%
Cost of sales	(4,078.2)	(60.8)	(4,345.7)	(60.6)
Gross margin	2,625.6	39.2	2,825.4	39.4
Selling, general and administrative expenses	(2,122.6)	(31.7)	(2,197.7)	(30.6)
Asset impairments, net	(372.0)	(5.5)	(9.1)	(0.1)
Other operating (expense) income, net	(20.3)	(0.3)	2.9	—
Operating income	110.7	1.7	621.5	8.7
Interest income, net	9.8	0.1	18.7	0.3
Other non-operating income (expense), net	3.7	0.1	(0.4)	—
Income before income taxes	124.2	1.9	639.8	8.9
Income taxes	(63.0)	(0.9)	170.6	2.4
Net income	61.2	0.9	810.4	11.3
Dividends on redeemable convertible preferred shares	(96.8)	(1.4)	(34.5)	(0.5)
Net (loss) income attributable to common shareholders	$(35.6)	(0.5)%	$775.9	10.8%

Diluted (loss) earnings per share	$(0.81)	nm	$15.01	nm
nm    Not meaningful.
Fiscal year sales
Signet’s total sales decreased 6.5% to $6.70 billion compared to $7.17 billion in the prior year. Signet’s same store sales decreased 3.4%, compared to a decrease of 11.6% in the prior year. These declines were driven primarily by a slower than expected engagement recovery, store closures and the prestige watch divestiture in the UK, integration challenges at the Digital brands in the first half of the year, the impact of the macro environment on consumer spending, and the impact of the 53rd week as noted above.
eCommerce sales year to date were $1.52 billion, down $118.7 million or 7.2% compared to $1.64 billion in the prior year. eCommerce sales accounted for 22.7% of year to date sales, down slightly from 22.9% of total sales in the prior year. The decrease in total eCommerce sales was driven by the challenges in the Digital brands noted above. Brick and mortar same store sales decreased 2.9% when compared with the prior period.

The breakdown of the year to date sales performance by reportable segment is set out in the table below:

	Change from previous year
Fiscal 2025	Same store sales (1)	Non-same store sales, net	Impact of 53rd week on total sales	Total sales at constant exchange rate (2)	Exchange translation impact	Total sales as reported	Total reported sales (in millions)
North America reportable segment	(3.6)%	(0.9)%	(1.5)%	(6.0)%	—%	(6.0)%	$6,299.1
International reportable segment	(0.5)%	(12.9)%	(1.6)%	(15.0)%	1.6%	(13.4)%	$373.2
Other reportable segment (3)	nm	nm	nm	nm	nm	nm	$31.5
Signet	(3.4)%	(1.7)%	(1.5)%	(6.6)%	0.1%	(6.5)%	$6,703.8
(1)    The 53rd week in Fiscal 2024 has resulted in a shift as the current fiscal year began a week later than the previous fiscal year. As described above, Fiscal 2025 same store sales have been calculated by aligning the sales weeks of the current year to date period to the equivalent sales weeks in the prior fiscal year. Total reported sales continue to be calculated based on the reported fiscal periods.
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
nm    Not meaningful.
AUR is an operating metric defined as merchandise sales divided by merchandise units. The AUR is measured each period based on the reported sales for the corresponding period presented.
North America sales
The North America reportable segment’s total sales were $6.30 billion compared to $6.70 billion in the prior year, down 6.0%. This decrease was primarily driven by the impact of the macro environment on consumer spending, integration challenges at the Digital brands during the first half of the year, the impact of the 53rd week as noted above, and the decline in the bridal category, driven by the slower than expected engagement recovery. Same store sales decreased 3.6% compared to a decrease of 11.9% in the prior year. North America’s AUR increased 3.3% compared to the prior year, from $390 to $403, while the number of units decreased 7.4%.
International sales
The International reportable segment’s total sales decreased 13.4%, or 15.0% at constant exchange rates, to $373.2 million compared to $430.7 million in the prior year, primarily due to the impact of the divestiture of the prestige watch business in the fourth quarter of Fiscal 2024 and the impact of store closures. The number of units decreased 8.0% and AUR decreased 2.8% over prior year.
Fourth quarter sales
Signet’s total sales decreased 5.8% year over year to $2.4 billion in the fourth quarter. Same store sales decreased 1.1%, compared to a decrease of 9.6% in the prior year quarter. These decreases were primarily the result of merchandise assortment gaps at key gifting price points, which were partially offset by increased AUR in fashion and bridal. Additionally, the decrease in total reported sales was also impacted by store closures and the impact of the 14th week as noted above.
eCommerce sales in the fourth quarter of Fiscal 2025 were $562.3 million, down $31.1 million or 5.2% compared to $593.4 million in the prior year fourth quarter, primarily due to lower traffic post re-platforming related to search engine optimization at the Digital brands noted above. eCommerce sales accounted for 23.9% of fourth quarter sales, up slightly from 23.8% of total sales in the prior year fourth quarter. Brick and mortar same store sales decreased 1.4% from the prior year fourth quarter.
The breakdown of the fourth quarter sales performance by reportable segment is set out in the table below:

	Change from previous year
Fourth Quarter of Fiscal 2025	Same store sales (1)	Non-same store sales, net	Impact of 14th week on total sales	Total sales at constant exchange rate (2)	Exchange translation impact	Total sales as reported	Total reported sales (in millions)
North America reportable segment	(1.1)%	(0.7)%	(3.6)%	(5.4)%	(0.2)%	(5.6)%	$2,219.5
International reportable segment	(1.5)%	(3.9)%	(5.6)%	(11.0)%	0.1%	(10.9)%	$126.2
Other reportable segment (3)	nm	nm	nm	nm	nm	nm	$6.9
Signet	(1.1)%	(0.9)%	(3.7)%	(5.7)%	(0.1)%	(5.8)%	$2,352.6
(1)    The 53rd week in Fiscal 2024 has resulted in a shift as the current fiscal year began a week later than the previous fiscal year. As described above, fourth quarter Fiscal 2025 same store sales have been calculated by aligning the sales weeks of the current quarter to the equivalent sales weeks in the prior fiscal year quarter. Total reported sales continue to be calculated based on the reported fiscal periods.
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
nm    Not meaningful.

North America sales
The North America reportable segment’s total sales were $2.2 billion compared to $2.4 billion in the prior year quarter, or a decrease of 5.6%. This decrease was primarily the result of merchandise assortment gaps at key gifting price points, which were partially offset by increased AUR in fashion and bridal. The number of units decreased 8.5% year over year. Additionally, the decrease in total reported sales was also impacted by the 14th week as noted above. Same store sales decreased 1.1% compared to a decrease of 10.0% from the prior year quarter.
International sales
The International reportable segment’s total sales decreased 10.9%, or 11.0% at constant exchange rates, to $126.2 million compared to $141.7 million in the prior year quarter, primarily due to the impact of store closures. The number of units decreased 6.1% and AUR increased 7.0% year over year. Same store sales decreased 1.5% compared to a decrease of 1.0% in the prior year quarter.
Gross margin
Gross margin for Fiscal 2025 was $2.6 billion or 39.2% of sales compared to $2.8 billion or 39.4% of sales in Fiscal 2024. In the fourth quarter of Fiscal 2025, gross margin was $1.00 billion or 42.6% of sales compared to $1.08 billion or 43.3% of sales in the prior year fourth quarter. The decrease in gross margin rate for both the Fiscal 2025 and fourth quarter comparative periods reflects the deleveraging of fixed costs on lower sales volume partially offset by higher merchandise margins, driven by increased AUR, growth in services, product newness and higher fashion penetration.
Selling, general and administrative expenses
SG&A for Fiscal 2025 was $2.12 billion or 31.7% of sales compared to $2.20 billion or 30.6% of sales in Fiscal 2024. In the fourth quarter of Fiscal 2025 SG&A was $639.2 million or 27.2% of sales compared to $671.9 million or 26.9% of sales in the prior year fourth quarter. The increase in SG&A as a percentage of sales for both the Fiscal 2025 and fourth quarter comparative periods was driven by higher advertising expense and deleverage of fixed costs, primarily the fixed portion of labor. In addition, the second half of Fiscal 2025 included approximately $8.0 million of leadership transition costs, including $6.0 million in the fourth quarter.
Asset impairments, net
During Fiscal 2025, the Company recorded pre-tax asset impairments related to the impairment of long-lived assets and intangible assets of $372.0 million, of which $366.5 million was related to the impairment of the goodwill and indefinite-lived trade names for Diamonds Direct and the Digital brands and $5.5 million was related to the impairment of long-lived assets. During the fourth quarter of Fiscal 2025, the Company recorded pre-tax asset impairments of $202.7 million, primarily related to the impairment of the goodwill of the Digital brands and indefinite-lived trade names for the Digital brands and Diamonds Direct.
During Fiscal 2024, the Company recorded pre-tax asset impairments related to the impairment of long-lived assets and intangible assets of $9.1 million. During the fourth quarter of Fiscal 2024, the Company recorded pre-tax asset impairments of $3.4 million, primarily related to intangible assets.
See Note 14 of Item 8 for additional information on the asset impairments.
Other operating (expense) income, net
In Fiscal 2025, other operating expense was $20.3 million compared to income of $2.9 million in Fiscal 2024. Fiscal 2025 was primarily driven by restructuring charges of $11.5 million and foreign exchange losses of $2.2 million. Fiscal 2024 was primarily driven by the net gain on divestitures of $12.3 million partially offset by restructuring charges of $7.5 million and foreign exchange losses of $3.0 million.
In the fourth quarter of Fiscal 2025, other operating expense was $7.1 million compared to income of $10.3 million in the fourth quarter of Fiscal 2024. The fourth quarter of Fiscal 2025 included restructuring charges of $0.5 million and foreign exchange losses of $0.8 million. The fourth quarter of Fiscal 2024 was primarily driven by the net gain on divestitures of $13.6 million partially offset by restructuring charges of $1.9 million.
See Note 4, Note 21 and Note 26 of Item 8 for additional information.
Operating income
In Fiscal 2025, operating income was $110.7 million or 1.7% of sales compared to $621.5 million or 8.7% of sales in Fiscal 2024. The decrease in the current year was primarily driven by the impact of goodwill and indefinite-lived intangible impairment charges, lower sales volume and higher advertising expense noted above, partially offset by cost savings initiatives.
In the fourth quarter, operating income was $152.6 million or 6.5% of sales compared to $416.3 million or 16.7% of sales in prior year fourth quarter. The decrease in the current year quarter was primarily driven by the impact of goodwill and indefinite-lived intangible impairment charges, lower sales volume and higher advertising expense noted above.

North America operating income
In Fiscal 2025, operating income in the North America reportable segment was $173.7 million, or 2.8% of segment sales, and includes $371.7 million of asset impairment charges primarily related to goodwill and indefinite-lived intangible assets, $6.9 million of restructuring and related charges and $1.3 million of leadership transition costs. In Fiscal 2024, operating income in the North America reportable segment was $677.0 million, or 10.1% of segment sales, and includes $22.0 million of acquisition and integration costs, $6.3 million of restructuring charges and $9.0 million of net asset impairment charges.
In the fourth quarter, operating income in the North America reportable segment was $143.6 million, or 6.5% of segment sales, and includes $202.7 million of asset impairment charges and $1.3 million of leadership transition costs. In the prior year quarter, operating income in the North America reportable segment was $396.0 million, or 16.8% of segment sales, and includes $1.9 million of integration costs, $1.9 million of restructuring costs, and $3.4 million of net asset impairment charges.
International operating income
In Fiscal 2025, operating income in the International reportable segment was $1.0 million, or 0.3% of segment sales, and includes $5.2 million of restructuring charges and $2.6 million of net losses from the previously announced divestiture of the UK prestige watch business. In Fiscal 2024, operating income in the International reportable segment was $13.1 million, or 3.0% of segment sales, and includes a $12.3 million gain from the divestiture of the UK prestige watch business.
In the fourth quarter, operating income in the International reportable segment was $21.9 million, or 17.4% of segment sales. In the prior year quarter, operating income in the International reportable segment was $36.0 million, or 25.4% of segment sales and includes a $13.6 million gain from the divestiture of the UK prestige watch business.
Corporate and unallocated expenses
In Fiscal 2025, corporate and unallocated expenses were $53.2 million, compared to $60.4 million in Fiscal 2024. In the fourth quarter, corporate and unallocated expenses were $9.4 million, compared to $12.3 million in the prior year fourth quarter. The Company incurred $6.7 million and $4.7 million of leadership transition costs in Fiscal 2025 and the fourth quarter of Fiscal 2025, respectively.
Interest income (expense), net
In Fiscal 2025, net interest income was $9.8 million compared to net interest income of $18.7 million in Fiscal 2024. In the fourth quarter, net interest expense was $0.2 million compared to net interest income $8.7 million in the prior year fourth quarter. The decrease in the current year, as well as in the prior year comparable period, was the result of lower cash balances earning interest due to the redemptions of the redeemable Series A Convertible Preference Shares (the “Preferred Shares”), repayment of the Senior Notes and share repurchases, as well as interest expense incurred from borrowings on the ABL.
Income taxes
Income tax expense for Fiscal 2025 was $63.0 million, with an effective tax rate (“ETR”) of 50.7%, compared to an income tax benefit of $170.6 million, with an effective tax rate of (26.7)% in Fiscal 2024. The ETR for Fiscal 2025 was different than the US federal income tax rate, primarily due to the non-deductible impairment charges described above, partially offset by the favorable impact from the Company’s global reinsurance and financing arrangements. The ETR and tax benefit for Fiscal 2024 reflects the impact of a $263.3 million deferred tax asset recorded in the fourth quarter related to the enactment of the Corporate Income Tax Act of 2023 (the “Act”) in Bermuda. The Act included an economic transition adjustment intended to be a fair and equitable transition into the new tax regime and resulted in a deferred tax benefit for the Company. Other factors impacting the effective rate in Fiscal 2024 were the favorable impact of an uncertain tax position of $20.5 million settled in the fourth quarter, the foreign rate differences and benefits from global reinsurance and financing arrangements, and other discrete tax benefits recognized. The Fiscal 2024 discrete tax benefits relate to the reclassification of remaining taxes on the pension settlement out of AOCI of $4.1 million, the excess tax benefit for share-based compensation which vested during the year of $7.7 million and the $1.7 million reversal of valuation allowance related to capital losses in the UK.
In addition, in January 2025, the Organisation for Economic Co-operation and Development (“OECD”) issued guidance which, if enacted in countries in which the Company operates, would limit the cash benefit recognized under the OECD’s Pillar Two related to the $263.3 million deferred tax asset to the amortization recognized in the first two years of the 10-year period, or approximately $52.7 million beginning in Fiscal 2026.
Refer to Note 10 of Item 8 for additional information.
In the fourth quarter of Fiscal 2025, income tax expense was $53.5 million, with an ETR of 34.7%, compared to an income tax benefit of $199.2 million, with an ETR of (46.7)% in the fourth quarter of Fiscal 2024. The ETR for the fourth quarter of Fiscal 2025 was higher than the US federal income tax rate, primarily due to the non-deductible impairment charges described above, partially offset by the favorable impact from the Company’s global reinsurance and financing arrangements. The ETR and tax benefit for the fourth quarter of Fiscal 2024 were primarily driven by the $263.3 million deferred tax benefit resulting from the Bermuda economic transition adjustment discussed above and the favorable impact of an uncertain tax position of $20.5 million settled in the fourth quarter.
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

(in millions)	February 1, 2025	February 3, 2024	January 28, 2023
Cash and cash equivalents	$604.0	$1,378.7	$1,166.8
Less: Current portion of long-term debt	—	(147.7)	—
Less: Long-term debt	—	—	(147.4)
Net cash	$604.0	$1,231.0	$1,019.4
2. Free cash flow
Free cash flow is a non-GAAP measure defined as the net cash provided by operating activities less capital expenditures. Management considers this metric to be helpful in understanding how the business is generating cash from its operating and investing activities that can be used to meet the financing needs of the business. Free cash flow is an indicator frequently used by management to evaluate its overall liquidity needs and determine appropriate capital allocation strategies. Free cash flow does not represent the residual cash flow available for discretionary purposes.

(in millions)	Fiscal 2025	Fiscal 2024	Fiscal 2023
Net cash provided by operating activities	$590.9	$546.9	$797.9
Capital expenditures	(153.0)	(125.5)	(138.9)
Free cash flow	$437.9	$421.4	$659.0
3. Earnings before interest, income taxes, depreciation and amortization (“EBITDA”), adjusted EBITDA and adjusted EBITDAR
EBITDA is a non-GAAP measure defined as earnings before interest, income taxes, depreciation and amortization. EBITDA is an important indicator of operating performance as it excludes the effects of financing and investing activities by eliminating the effects of interest, income taxes, depreciation and amortization costs. Adjusted EBITDA is a non-GAAP measure, defined as earnings before interest, income taxes, depreciation and amortization, share-based compensation expense, non-operating expense, net and certain non-GAAP accounting adjustments. Adjusted EBITDAR takes this adjusted EBITDA and further excludes minimum fixed rent expense for properties occupied under operating leases. Reviewed in conjunction with net income and operating income, management believes that EBITDA, adjusted EBITDA and adjusted EBITDAR help enhance management’s and investors’ ability to evaluate and analyze trends regarding Signet’s business and performance based on its current operations. These measures are also inputs into the Company’s leverage ratios, which are non-GAAP measures defined below.

(in millions)	Fiscal 2025	Fiscal 2024	Fiscal 2023
Net income	$61.2	$810.4	$376.7
Income taxes	63.0	(170.6)	74.5
Interest (income) expense, net	(9.8)	(18.7)	13.5
Depreciation and amortization	148.2	161.9	164.5
Amortization of unfavorable contracts	(1.8)	(1.8)	(1.8)
EBITDA	$260.8	$781.2	$627.4
Other non-operating (income) expense, net	(3.7)	0.4	140.2
Share-based compensation	22.2	41.1	42.0
Other accounting adjustments
Asset impairments (1)	369.2	7.1	15.9
Restructuring and related charges (2)	12.1	7.5	—
Loss (gain) on divestitures, net (3)	2.6	(12.3)	—
Acquisition and integration-related expenses (4)	1.1	22.0	25.8
Leadership transition costs (5)	1.8	—	—
Litigation charges (6)	—	(3.0)	203.8
Adjusted EBITDA	$666.1	$844.0	$1,055.1
Rent expense	434.3	439.8	446.5
Adjusted EBITDAR	$1,100.4	$1,283.8	$1,501.6
(1)    Fiscal 2025 primarily includes asset impairment charges related to goodwill and indefinite-lived intangible assets. Fiscal 2024 charges were primarily the result of the Company’s rationalization of its store footprint. Fiscal 2023 includes asset impairment charges related to the Company’s headquarters. Refer to Note 14 and Note 16 of Item 8 for additional information.
(2)    Restructuring and related charges were incurred primarily as a result of the Company’s rationalization of its store footprint and reorganization of certain centralized functions. Refer to Note 25 of Item 8 for additional information.
(3)    Fiscal 2025 includes charges associated with the previously announced divestiture of the UK prestige watch business. Fiscal 2024 includes gain on sale of the UK prestige watch business, net of transaction costs. Refer to Note 4 of Item 8 for additional information.
(4)    Fiscal 2025 includes severance and retention expenses related to the integration of Blue Nile. Fiscal 2024 includes expenses related to the integration of Blue Nile, primarily severance and retention, exit and disposal costs and system decommissioning costs; Fiscal 2023 includes the impact of the fair value step-up for inventory acquired in the Diamonds Direct and Blue Nile acquisitions, as well as direct transaction-related and integration costs, primarily professional fees and severance, incurred for the acquisition of Blue Nile.
(5)    Primarily includes professional fees incurred for the search for the Company’s recently appointed CEO, as well as severance and related costs incurred as part of other leadership transitions.
(6)    Fiscal 2024 includes a credit to income related to the adjustment of a prior litigation accrual recognized in Fiscal 2023. Refer to Note 28 of Item 8 for additional information.
3. Adjusted operating income and adjusted operating margin
Adjusted operating income is a non-GAAP measure defined as operating income excluding the impact of certain items which management believes are not necessarily reflective of normal operational performance during a period. Management finds the information useful when analyzing operating results to appropriately evaluate the performance of the business without the impact of these certain items. Management believes the consideration of measures that exclude such items can assist in the comparison of operational performance in different periods which may or may not include such items. Management also utilizes adjusted operating margin, defined as adjusted operating income as a percentage of total sales, to further evaluate the effectiveness and efficiency of the Company’s flexible operating model.

(in millions)	Fiscal 2025	Fiscal 2024	Fiscal 2023
Operating income	$110.7	$621.5	$604.9
Asset impairments (1)	369.2	7.1	15.9
Restructuring and related charges (2)	12.1	7.5	—
Loss (gain) on divestitures, net (3)	2.6	(12.3)	—
Acquisition and integration-related expenses (4)	1.1	22.0	25.8
Leadership transition costs (5)	2.4	—	—
Litigation charges (6)	—	(3.0)	203.8
Adjusted operating income	$498.1	$642.8	$850.4

Operating margin	1.7%	8.7%	7.7%
Adjusted operating margin	7.4%	9.0%	10.8%
(1)    Fiscal 2025 primarily includes asset impairment charges related to goodwill and indefinite-lived intangible assets. Fiscal 2024 charges were primarily the result of the Company’s rationalization of its store footprint. Fiscal 2023 includes asset impairment charges related to the Company’s headquarters. Refer to Note 14 and Note 16 of Item 8 for additional information.
(2)     Restructuring and related charges were incurred primarily as a result of the Company’s rationalization of its store footprint and reorganization of certain centralized functions. Refer to Note 25 of Item 8 for additional information.
(3)    Fiscal 2025 includes charges associated with the previously announced divestiture of the UK prestige watch business. Fiscal 2024 includes gain on sale of the UK prestige watch business, net of transaction costs. Refer to Note 4 of Item 8 for additional information.
(4)    Fiscal 2025 includes severance and retention expenses related to the integration of Blue Nile. Fiscal 2024 includes expenses related to the integration of Blue Nile, primarily severance and retention, exit and disposal costs and system decommissioning costs; Fiscal 2023 includes the impact of the fair value step-up for inventory acquired in the Diamonds Direct and Blue Nile acquisitions, as well as direct transaction-related and integration costs, primarily professional fees and severance, incurred for the acquisition of Blue Nile.
(5)    Primarily includes professional fees incurred for the search for the Company’s recently appointed CEO, as well as severance and related costs incurred as part of other leadership transitions.
(6)    Fiscal 2024 includes a credit to income related to the adjustment of a prior litigation accrual recognized in Fiscal 2023. Refer to Note 28 of Item 8 for additional information.
4. Adjusted diluted EPS
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

	Fiscal 2025	Fiscal 2024	Fiscal 2023
Diluted EPS	$(0.81)	$15.01	$6.64
Asset impairments (1)	8.39	0.13	0.28
Restructuring and related charges (2)	0.27	0.14	—
Loss (gain) on divestitures, net (3)	0.06	(0.22)	—
Acquisition and integration-related expenses (4)	0.02	0.41	0.46
Leadership transition costs (5)	0.05	—	—
Litigation charges (6)	—	(0.06)	3.59
Pension settlement loss (7)	—	0.02	2.36
Tax impact of items above	(0.66)	(0.18)	(1.53)
Deemed dividend on redemption of Preferred Shares (8)	1.93	—	—
Dilution effect (9)	(0.31)	—	—
Bermuda economic transition adjustment (10)	—	(4.88)	—
Adjusted diluted EPS	$8.94	$10.37	$11.80
(1)    Fiscal 2025 primarily includes asset impairment charges related to goodwill and indefinite-lived intangible assets. Fiscal 2024 charges were primarily the result of the Company’s rationalization of its store footprint. Fiscal 2023 includes asset impairment charges related to the Company’s headquarters. Refer to Note 14 and Note 16 of Item 8 for additional information.
(2)     Restructuring and related charges were incurred primarily as a result of the Company’s rationalization of its store footprint and reorganization of certain centralized functions. Refer to Note 25 of Item 8 for additional information.
(3)    Fiscal 2025 includes charges associated with the previously announced divestiture of the UK prestige watch business. Fiscal 2024 includes gain on sale of the UK prestige watch business, net of transaction costs. Refer to Note 4 of Item 8 for additional information.

(4)    Fiscal 2025 includes severance and retention expenses related to the integration of Blue Nile. Fiscal 2024 includes expenses related to the integration of Blue Nile, primarily severance and retention, exit and disposal costs and system decommissioning costs; Fiscal 2023 includes the impact of the fair value step-up for inventory acquired in the Diamonds Direct and Blue Nile acquisitions, as well as direct transaction-related and integration costs, primarily professional fees and severance, incurred for the acquisition of Blue Nile.
(5)    Primarily includes professional fees incurred for the search for the Company’s recently appointed CEO as well as severance and related costs incurred as part of other leadership transitions.
(6)    Fiscal 2024 includes a credit to income related to the adjustment of a prior litigation accrual recognized in Fiscal 2023. Refer to Note 28 of Item 8 for additional information.
(7)     Includes charges associated with wind-up and settlement of the UK pension plan. Refer to Note 26 of Item 8 for additional information.
(8)    As described in Note 6 of Item 8, the Company recorded a deemed dividend to net (loss) income attributable to common shareholders of $85.2 million in Fiscal 2025, which represents the excess of the conversion value of the Preferred Shares over their carrying value upon redemption and includes $1.6 million of related expenses.
(9)    Adjusted diluted EPS for Fiscal 2025 was calculated using 46.2 million diluted weighted average common shares outstanding. The additional dilutive shares were excluded from the calculation of GAAP diluted EPS as their effect was antidilutive. Refer to Note 8 of Item 8 for additional information.
(10)    Relates to the impact of the deferred income tax benefit from the Bermuda economic transition adjustment. Refer to Note 10 of Item 8 for additional information.
5. Leverage ratios
The debt and net debt leverage ratios are non-GAAP measures calculated by dividing Signet’s debt or net debt by adjusted EBITDA. Debt as used in these ratios is defined as current or long-term debt recorded in the consolidated balance sheet plus Preferred Shares. Net debt as used in these ratios is debt less the cash and cash equivalents on hand as of the balance sheet date. The adjusted debt and adjusted net debt leverage ratios are non-GAAP measures calculated by dividing Signet’s adjusted debt or adjusted net debt by adjusted EBITDAR. Adjusted debt is a non-GAAP measure defined as debt recorded in the consolidated balance sheets, plus Preferred Shares, plus an adjustment for operating lease liabilities. Adjusted net debt, a non-GAAP measure, is adjusted debt less the cash and cash equivalents on hand as of the balance sheet dates. Management believes these financial measures are helpful to investors and analysts to analyze trends in Signet’s business and evaluate Signet’s performance. The debt and adjusted debt leverage ratios are key to the Company’s capital allocation strategy as measures of the Company’s optimized capital structure. The net debt and adjusted net debt leverage ratios are supplemental to the debt and adjusted debt ratios as both investors and management find it useful to consider cash and cash equivalents available to pay down debt.
The Company previously used 5x rent expense as its adjustment for operating lease liabilities in the adjusted debt and adjusted net debt leverage ratios. Beginning in Fiscal 2025, the Company has changed its adjustment to operating lease liabilities as recorded in the consolidated balance sheets, as the Company believes this is a better indicator of its current overall lease obligations. The prior period adjusted debt and adjusted net debt leverage ratio have been recast using the new measure for comparability.

(in millions)	Fiscal 2025	Fiscal 2024	Fiscal 2023
Debt and net debt:
Current portion of long-term debt	$—	$147.7	$—
Long-term debt	—	—	147.4
Preferred Shares	—	655.5	653.8
Debt	$—	$803.2	$801.2
Less: Cash and cash equivalents	604.0	1,378.7	1,166.8
Net debt	$(604.0)	$(575.5)	$(365.6)

Adjusted EBITDA	666.1	844.0	1,055.1

Debt leverage ratio	—x	1.0x	0.8x

Net debt leverage ratio	-0.9x	-0.7x	-0.3x

(in millions)	Fiscal 2025	Fiscal 2024	Fiscal 2023
Adjusted debt and adjusted net debt:
Current portion of long-term debt	$—	$147.7	$—
Long-term debt	—	—	147.4
Preferred Shares	—	655.5	653.8
Operating lease liabilities - current	279.9	260.3	288.2
Operating lease liabilities - non-current	900.0	835.7	894.7
Adjusted debt	$1,179.9	$1,899.2	$1,984.1
Less: Cash and cash equivalents	604.0	1,378.7	1,166.8
Adjusted net debt	$575.9	$520.5	$817.3

Adjusted EBITDAR	$1,100.4	$1,283.8	$1,501.6

Adjusted debt leverage ratio	1.1x	1.5x	1.3x

Adjusted net debt leverage ratio	0.5x	0.4x	0.5x
LIQUIDITY AND CAPITAL RESOURCES
Overview
The Company’s primary sources of liquidity are cash on hand, cash provided by operations and availability under its senior secured asset-based revolving credit facility (the “ABL”). As of February 1, 2025, the Company had $604.0 million of cash and cash equivalents and no outstanding borrowings on the ABL. The available borrowing capacity on the ABL was $1.2 billion as of February 1, 2025.
The Company has a disciplined approach to capital allocation, utilizing the following capital priorities: 1) drive growth through both organic investments and acquisitions; 2) optimize its capital structure and maintain an adjusted leverage ratio (a non-GAAP measure as defined in the Non-GAAP Measures section above) at or below our stated goal; and 3) return cash to shareholders through share repurchases and dividends.
Investing in growth
Since the Company’s transformation strategies began in Fiscal 2019, the Company has delivered substantially against its strategic priorities to establish the Company as the OmniChannel jewelry category leader and position its business for sustainable long-term growth. The investments in acquisitions and new capabilities built during the past few years laid the foundation for the Company’s growth, including prioritizing investments in digital technology and data analytics, and enhancing and optimizing a connected commerce shopping journey for its customers, all of which has been funded through cost reductions and structural improvements in the Company’s operations. The Company’s cash discipline has led to more efficient working capital, through both the extension of payment days with the Company’s vendor base, as well as through improvement in productivity and the overall health and newness of the Company’s inventory. The Company also invested $153.0 million for capital expenditures and $47.4 million related to investments in digital and cloud IT initiatives in Fiscal 2025.
The Company has also made the strategic acquisitions of Diamonds Direct and Blue Nile, which have accelerated the Company’s growth in accessible luxury and bridal by allowing Signet to reach into new markets and new customers, through Diamonds Direct’s continued store expansion and through Blue Nile’s broadening of Signet's digital leadership across the jewelry category. In addition, the acquisition of certain assets of SJR in the second quarter of Fiscal 2024, as well as the transition of the former Blue Nile Seattle fulfillment center to a new enterprise-wide repair facility, has expanded the Company’s services capacity and capabilities.
In addition to the acquisitions, the Company divested the operations and certain assets related to the prestige watch business in the UK during the fourth quarter of Fiscal 2024 for approximately $54 million. The Company believes the divestiture of this non-strategic business will enable the UK to accelerate key elements of its transformation. See Note 4 of Item 8 for additional information.
Optimized capital structure
The Company has made significant progress over the past few years in line with its priority to build a strong cash and overall liquidity position, including fully outsourcing credit and eliminating the obligations under the UK Pension Scheme. Additionally, over that period, the Company has repaid all outstanding debt, culminating in the full repayment of the Senior Notes at maturity in the second quarter of Fiscal 2025 using cash on hand. In addition, the Company has recently completed the extension of the ABL to August 2029 at substantially the same terms, as further described in Note 20 of Item 8. In connection with this extension, the ABL aggregate commitment has been reduced to $1.2 billion to better align with our reduced inventory base over the past few years, as well as provide cost savings on unused commitment fees.
On April 1, 2024, in accordance with the terms of the amended Certificate of Designation for the Preferred Shares, the Preferred Holders converted half of the then outstanding Preferred Shares, and the Company elected to settle such conversions in cash totaling $414.1 million, including accrued and unpaid dividends. During the second and third quarters, the Preferred Holders converted all of the remaining Preferred Shares, and the Company elected to settle all the remaining Preferred Shares in cash totaling $401.5 million. The ability of the Company to settle the Preferred Shares in cash highlights the effectiveness of the Company’s flexible operating model and working capital efficiency, which has generated significant free cash flow and liquidity over the past few years. Refer to Note 6 of Item 8 for additional information.
The Company uses leverage ratios to assess the effectiveness of its capital allocation strategy. The Company maintained a 1.1x adjusted leverage ratio through the end of Fiscal 2025, and was 0.5x on an adjusted net debt basis. Net debt to adjusted EBITDA was (0.9)x. The Company continues to be confident in its ability to generate free cash flow while maintaining its leverage ratio targets. The Company has reduced its adjusted leverage ratio goal from 2.5x or less to 1.75x or less to reflect the retirement of all funded debt in Fiscal 2025, capital allocation strategies, and replacing the operating lease adjustment within the calculation with lease liabilities from the previous 5x rent adjustment.
Returning cash to shareholders
The Company remains committed to its goal of returning cash to shareholders, which includes being a dividend growth company. For the fourth year in a row, Signet has increased its quarterly common dividend from $0.29 per share in Fiscal 2025 to $0.32 per share beginning in Fiscal 2026. The Company also remains focused on common share repurchases under its 2017 Share Repurchase Program (the “2017 Program”). In March 2024, the Board approved a further $200 million increase to the multi-year authorization under the 2017 Program. The Company repurchased $138.0 million of common shares during Fiscal 2025 with $723.0 million of shares authorized for repurchase remaining as of February 1, 2025. See Note 7 of Item 8 for additional information related to the common share repurchases.
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
Signet derives most of its operating cash flows through the sale of merchandise and extended service plans. As a retail business, Signet receives cash when it makes a sale to a customer or when the payment has been processed by Signet or the relevant bank if the payment is made by third-party credit or debit card. As further discussed in Note 11 of Item 8, the Company has outsourced its entire credit card portfolio, and it receives cash from its outsourced financing partners (net of applicable fees) generally within two days of the customer sale. Offsetting these receipts, the Company’s largest operating expenses are the purchase of inventory, payroll and payroll-related benefits, store occupancy costs (including rent) and advertising.
Summary cash flow
The following table provides a summary of Signet’s cash flow activity for Fiscal 2025 and Fiscal 2024:

(in millions)	Fiscal 2025	Fiscal 2024
Net cash provided by operating activities	$590.9	$546.9
Net cash used in investing activities	(159.1)	(75.8)
Net cash used in financing activities	(1,199.5)	(259.7)
(Decrease) increase in cash and cash equivalents	(767.7)	211.4

Cash and cash equivalents at beginning of period	1,378.7	1,166.8
(Decrease) increase in cash and cash equivalents	(767.7)	211.4
Effect of exchange rate changes on cash and cash equivalents	(7.0)	0.5
Cash and cash equivalents at end of period	$604.0	$1,378.7

Operating activities
Net cash provided by operating activities in Fiscal 2025 was $590.9 million compared to net cash provided by operating activities of $546.9 million in the prior year comparable period. The change in operating cash flows compared to prior year was primarily driven by the payment of litigation settlements in the prior year noted below, more than offset by the impact of lower sales on cash flows year over year. The significant movements in operating cash flows are further described below:
•Net income was $61.2 million compared to net income of $810.4 million in the prior year period, a decrease of $749.2 million. This decrease was primarily the result of non-cash asset impairment charges of $372.0 million taken during Fiscal 2025, as well as lower sales and gross profit compared to prior year. The prior year also included a $263.3 million non-cash tax benefit related to the Bermuda economic transition adjustment noted below. See Note 10 and Note 14 of Item 8 for additional information.
•The change in current income taxes was a use of $19.3 million in the current period compared to a use of $3.0 million in the prior year. The current year use was primarily the result of net income tax payments of $115.5 million, compared to net cash payments of $13.0 million in the prior year period. Deferred taxes were a use of $30.7 million in the current period compared to a use of $180.3 million in the prior year, primarily as a result of the deferred tax asset related to the Bermuda economic transition adjustment taken in Fiscal 2024. Refer to Note 10 of Item 8 for additional information.
•Cash provided by inventory was $1.0 million compared to a source of $182.5 million in the prior year period. Inventory was flat compared to the prior year, whereas Fiscal 2024 included a significant reduction due to inventory management initiatives taken by the Company.
•Cash provided by accounts payable was $28.7 million compared to a use of $134.5 million in the prior year period. Accounts payable increased in the current year primarily as a result of replenishment of inventory, including new assortments, in the current year.
•Cash used by accrued expenses and other liabilities was $31.2 million compared to a use of $251.1 million in the prior year period. This difference is driven primarily by litigation settlements which were accrued in Fiscal 2023 and paid during the first quarter of Fiscal 2024. See Note 28 of Item 8 for additional information.
Investing activities
Net cash used in investing activities in Fiscal 2025 was $159.1 million compared to a use of $75.8 million in the prior year period. Cash used in Fiscal 2025 was primarily related to capital expenditures of $153.0 million. Capital expenditures are associated with new stores, remodels of existing stores, and capital investments in digital and IT. In Fiscal 2024, net cash used in investing activities was primarily related to capital expenditures of $125.5 million, partially offset by cash received of $53.8 million for the sale of the Company’s UK prestige watch business. See Note 4 of Item 8 for further information on the divestiture.
Stores opened and closed in Fiscal 2025:

Store count by segment	February 3, 2024	Opened	Closed	February 1, 2025
North America segment (1)	2,411	18	(50)	2,379
International segment (1)	287	—	(24)	263
Signet	2,698	18	(74)	2,642
(1)    The net change in selling square footage for Fiscal 2025 for the North America and International segments was (0.5)% and (7.0)%, respectively.
Financing activities
Net cash used in financing activities in Fiscal 2025 was $1.2 billion, primarily consisting of the repurchase of the Preferred Shares of $813.8 million, the repayment of the Senior Notes of $147.8 million upon maturity, the repurchase of $138.0 million of common shares, preferred and common share dividends paid of $67.1 million, and payments for taxes withheld related to the settlement of the Company’s share-based compensation awards of $28.5 million.
Net cash used in financing activities in Fiscal 2024 was $259.7 million, consisting of the repurchase of $139.3 million of common shares, preferred and common share dividends paid of $72.8 million, and payments for taxes withheld related to the settlement of the Company’s share-based compensation awards of $47.6 million.
Movement in cash and indebtedness
Cash and cash equivalents at February 1, 2025 were $604.0 million compared to $1.4 billion as of February 3, 2024. The decrease year over year was primarily driven by the retirement of the Preferred Shares, the repayment of the Senior Notes upon maturity, and common share repurchases, as described above, partially offset by cash flow from operations. Signet holds cash and cash equivalents at a number of large, highly-rated financial institutions. The amount held at each financial institution takes into account the credit rating and size of the financial institution and is held for short-term durations.

As further described in Note 20 of Item 8, the Company entered into an agreement to amend the ABL on August 23, 2024. The amendment extended the maturity of the ABL from July 28, 2026 to August 23, 2029 and reduced the size of the ABL to $1.2 billion to better reflect current business needs based primarily on lower inventory levels maintained over the past few years. The Company continues to have an option to increase the size of the ABL by up to an additional $600 million.
There were $253.0 million of borrowings under the ABL during Fiscal 2025, which were fully repaid by the end of the year. There were no borrowings under the ABL during Fiscal 2024. The Company had stand-by letters of credit on the ABL of $18.0 million as of February 1, 2025 that reduced remaining borrowing availability. Available borrowing capacity under the ABL was $1.2 billion as of February 1, 2025.
The Company had no outstanding debt as of February 1, 2025. As further described in Note 20 of Item 8, the Company fully repaid the Senior Notes upon maturity in the second quarter of Fiscal 2025 using cash on hand. At February 3, 2024, Signet had $147.8 million of outstanding debt, consisting entirely of the Senior Notes.
As of February 1, 2025 and February 3, 2024, the Company was in compliance with all debt covenants.
Capital availability
Signet’s level of borrowings and cash balances fluctuates during the year reflecting the seasonality of its cash flow requirements and business performance. Management believes that cash balances and the availability under the ABL are sufficient for both its present and near-term requirements. The following table provides a summary of these items as of February 1, 2025, February 3, 2024 and January 28, 2023:

(in millions)	February 1, 2025	February 3, 2024	January 28, 2023
Working capital (1)	$880.7	$1,560.6	$1,259.0
Capitalization:
Current portion of long-term debt	$—	$147.7	$—
Long-term debt	—	—	147.4
Redeemable Series A Convertible Preference Shares	—	655.5	653.8
Shareholders’ equity	1,851.8	2,166.5	1,578.6
Total capitalization	$1,851.8	$2,969.7	$2,379.8

Additional amounts available under credit agreements	$1,162.4	$1,134.2	$1,406.6
(1) Includes cash and cash equivalents and current portion of long-term debt
If the excess availability under the ABL falls below the threshold specified in the ABL agreement, the Company will be required to maintain a fixed charge coverage ratio of not less than 1.00 to 1.00. As of February 1, 2025, the threshold related to the fixed coverage ratio was approximately $116 million. The ABL places certain restrictions upon the Company’s ability to, among other things, incur additional indebtedness, pay dividends, grant liens and make certain loans, investments and divestitures. The ABL contains customary events of default (including payment defaults, cross-defaults to certain of the Company’s other indebtedness, breach of representations and covenants and change of control). The occurrence of an event of default under the ABL would permit the lenders to accelerate the indebtedness and terminate the ABL.
Credit ratings
The following table provides Signet’s credit ratings as of February 1, 2025:

Rating Agency	Corporate
Standard & Poor’s	BB
Moody’s	Ba3
Fitch	BB+
OFF-BALANCE SHEET ARRANGEMENTS
Merchandise held on consignment
The Company held $601.5 million of consignment inventory at February 1, 2025 compared to $530.3 million at February 3, 2024, which is not recorded on the consolidated balance sheets. The principal terms of the consignment agreements, which can generally be terminated by either party, are such that the Company can return any or all of the inventory to the relevant suppliers without financial or commercial penalties and the supplier can adjust the inventory costs prior to sale.

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
The North America reportable segment sells ESP, subject to certain conditions, to perform repair work over the life of the product. Customers generally pay for ESP at the store or online at the time of merchandise sale. Revenue from the sale of the lifetime ESP is recognized consistent with the estimated patterns of claim costs expected to be incurred by the Company in connection with performing under the ESP obligations. Lifetime ESP revenue is deferred and recognized over a maximum of 13 years after the sale of the warranty contract. Although claims experience varies between the Company’s national brands, thereby resulting in different recognition rates, approximately 60% to 70% of revenue is recognized within the first two years on a weighted average basis. Management estimates that a 1% change in the recognition rates between years for ESP sales, based on the level of ESP plans sold in Fiscal 2025 and assuming no change in the life over which the Company is expected to fulfill its obligations under the warranty, would impact revenue recognized on current year ESP sales by approximately $5 million.
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
Goodwill and other indefinite-lived intangible assets are evaluated for impairment annually as of the end of the fourth reporting period, or more often if events or conditions were to indicate the carrying value of a reporting unit or an indefinite-lived intangible asset may be greater than its fair value. The Company may elect to perform a qualitative assessment for our reporting units and indefinite-lived intangible assets to determine whether it is more likely than not that the fair value of the reporting unit or indefinite-lived intangible asset is greater than its carrying value. If a qualitative assessment is not performed, or if as a result of a qualitative assessment it is not more likely than not that the fair value of a reporting unit or indefinite-lived intangible asset exceeds its carrying value, then the reporting unit’s or indefinite-lived intangible asset’s fair value is compared to its carrying value. Impairment testing compares the carrying amount of the reporting unit or other indefinite-lived intangible asset with its fair value. When the carrying amount of the reporting unit or other indefinite-lived intangible asset exceeds its fair value, an impairment charge is recorded.
The quantitative impairment test for goodwill involves estimating the fair value of the reporting unit through either estimated discounted future cash flows, market-based methodologies, or a combination of both. The impairment test for other indefinite-lived intangible assets involves estimating the fair value of the asset, which is typically performed using the relief from royalty method for indefinite-lived trade names.
Due to various impacts of the current market conditions on key inputs and assumptions, such as rising interest rates and the macroeconomic impact on consumers’ discretionary spending, the Company determined that quantitative impairment assessments were required for the Diamonds Direct and Digital brands reporting units as well as the Blue Nile and Diamonds Direct trade names as of the annual impairment testing date during the second quarter of Fiscal 2025.
As part of the quantitative assessments, management reevaluated its long-term cash flow projections, primarily related to sales growth in the Digital brands and Diamonds Direct. Both brands have a higher bridal mix compared to the rest of Signet, and thus the slower than expected engagement recovery and continued pressure on consumer discretionary spending have had a disproportionate impact on these businesses as compared to the other Signet brands. In addition, to a lesser degree, the Digital brands sales have been impacted by market declines in lab-grown diamond pricing over the past year. Management also determined an increase in discount rates was required to reflect the current interest rate environment at the valuation date, as well as to reflect additional forecast risk related to the Digital brands due to the previously discussed challenges related to the integration of Blue Nile. Therefore, these higher discount rates, in conjunction with the revised cash flow projections, resulted in lower than previously projected discounted cash flows for the reporting units and trade names which negatively affected the valuations compared to previous valuations. Based on the results of the quantitative impairment assessments, the Company determined that no impairment was required for the Diamonds Direct reporting unit, as its estimated fair value exceeded its carrying value by 11%. The carrying value of the Diamonds Direct goodwill is $251.2 million. However, during the second quarter of Fiscal 2025, the Company recognized pre-tax impairment charges related to the Diamonds Direct trade name, the Digital brands reporting unit, and the Blue Nile trade name of $7 million, $123 million and $36 million, respectively, as their respective carrying values exceeded their fair values.
During the fourth quarter of Fiscal 2025, primarily due to softer than expected Holiday Season results, the Company determined triggering events had occurred requiring interim impairment assessments for the Digital brands reporting unit as well as the Blue Nile, James Allen and Diamonds Direct trade names, which management performed on a quantitative basis. As part of the quantitative assessments, management reevaluated its long-term cash flow projections, primarily related to sales growth in the Digital brands and Diamonds Direct. As described above, the slower than expected engagement recovery continued in the second half of Fiscal 2025, which had a disproportionate impact on these businesses due to their higher bridal mix compared to the rest of Signet. Management also determined an increase in discount rates was required to reflect the current interest rate environment at the valuation date, as well as to reflect additional forecast risk related to the Digital brands due to the previously discussed challenges related to the integration of Blue Nile. The Digital brands’ results were also impacted by lower traffic post re-platforming due to search engine optimization during the second half of the year. Therefore, these higher discount rates, in conjunction with the revised cash flow projections, resulted in lower than previously projected discounted cash flows for the reporting unit and trade names which negatively affected the fair value estimates compared to previous valuations. The Company recognized pre-tax impairment charges in the consolidated statement of operations within its North America reportable segment related to the Digital brands reporting unit, Blue Nile trade name, James Allen trade name, and the Diamonds Direct trade name of $149.5 million, $41 million, $3 million, and $7 million, respectively, as their respective carrying values exceeded their fair values.
As a result of these impairments, as of February 1, 2025, the carrying values of the Digital brands goodwill, Blue Nile trade name, James Allen trade name, and Diamonds Direct trade name were reduced to their estimated fair values of $53.6 million, $19 million, $15 million, and $112 million, respectively. The Company will continue to monitor events or circumstances that could trigger the need for an interim impairment test. The Company believes that the estimates and assumptions related to sales and operating income trends, discount rates, royalty rates and other assumptions are reasonable, but they are subject to change from period to period.
Management noted uncertainties exist related to the post-election macroeconomic environment in the US and abroad, including tariffs, economic and tax policy, inflation and interest rates. These factors could unfavorably impact consumer confidence and discretionary spending, and thus may impact the key assumptions used to estimate fair value, such as sales trends, margin trends, long-term growth rates and discount rates. These factors could also negatively affect the share price of the Company’s common stock. An increase in the discount rate and/or a further softening of sales and operating income trends for any of the Company’s reporting units and related trade names, particularly during peak selling seasons, could result in a further decline in the estimated fair values of the indefinite-lived intangible assets, including goodwill, which could result in future material impairment charges, particularly for Diamonds Direct and Digital brands as described above. For example, an increase in the discount rate of 0.5% to all of the aforementioned impaired trade names and reporting unit, assuming no other changes to assumptions, would have resulted in additional impairment charges of approximately $8 million during Fiscal 2025.
See Note 16 of Item 8 for additional information.
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
Certain factors impacting the Company’s business could continue to further negatively affect the operating performance and cash flows of the previously impaired stores or additional stores, including the impacts of inflation, continued changes in consumer behavior and shifts in discretionary spending, the inability to achieve or maintain cost savings or other strategic initiatives, changes in real estate strategy or other macroeconomic factors which influence consumer behavior. In addition, key assumptions used to estimate fair value, such as sales trends, capitalization and market rental rates, and discount rates could impact the fair value estimates of the store-level assets in future periods.
Income taxes
Income taxes are accounted for using the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statements. Under this method, deferred tax assets and liabilities are recognized by applying statutory tax rates in effect in the years in which the differences between the financial reporting and tax filing bases of existing assets and liabilities are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date. A valuation allowance is established against deferred tax assets when it is more likely than not that all or a portion of the deferred tax assets will not be realized, based on management’s evaluation of all available evidence, both positive and negative, including reversals of deferred tax liabilities, projected future taxable income and results of recent operations. The Company has a valuation allowance of $14.9 million and $18.3 million, as of February 1, 2025 and February 3, 2024, respectively, due to uncertainties related to the Company’s ability to utilize certain of its deferred tax assets, primarily consisting of state net operating losses and foreign capital losses carried forward.
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
MARKET RISK MANAGEMENT POLICY
The Finance Committee of the Board is responsible for monitoring market and liquidity risk within the Company’s treasury policies and guidelines framework, which are deemed to be appropriate by the Board for the management of market risk and liquidity.
Signet’s exposure to market risk is managed by Signet’s senior management. Where deemed necessary to achieve the objective of reducing market risk volatility on Signet’s operating results, certain derivative instruments are entered into after review and approval by the Company’s Chief Operating and Financial Officer (“CFO”). Signet uses derivative financial instruments for risk management purposes only.
A description of Signet’s accounting policies for derivative instruments is included in Note 1 of Item 8. Signet’s current portfolio of derivative financial instruments consists entirely of forward foreign currency exchange contracts. An analysis quantifying the fair value change in derivative financial instruments held by Signet to manage its exposure to foreign exchange rates is detailed in Note 18 of Item 8.

Foreign Currency Exchange Rate Risk
Approximately 91% of Signet’s total assets were held in entities whose functional currency is the US dollar at February 1, 2025 and the Company generated approximately 91% of its sales in US dollars in Fiscal 2025. Remaining assets and sales are primarily in British pounds and Canadian dollars.
In translating the results of the International reportable segment and the Canadian subsidiary of the North America reportable segment, Signet’s results are subject to fluctuations in the exchange rates between the US dollar and both the British pound and Canadian dollar. Any depreciation in the value of the US dollar against the British pound or Canadian dollar could increase reported revenues and operating income and any appreciation in the value of the US dollar against the British pound or Canadian dollar could decrease reported revenues and operating income.
The International reportable segment buys certain products and materials on international markets that are priced in US dollars and therefore has an exposure to exchange rates on the cost of goods sold. Signet uses certain derivative financial instruments to hedge a portion of this exposure within treasury guidelines and approved by the Signet CFO. In Fiscal 2025, approximately 31% of the International reportable segment’s goods purchased were transacted in US dollars (Fiscal 2024: 32%).
Signet holds a fluctuating amount of British pounds and Canadian dollars reflecting the cash generative characteristics of operations. The Company’s objective is to minimize net foreign exchange exposure to the consolidated statements of operations on non-US dollar denominated items through managing cash levels, non-US dollar denominated intra-entity balances and foreign currency exchange contracts and swaps. In order to manage the foreign exchange exposure and minimize the level of funds denominated in British pounds and Canadian dollars, dividends are paid regularly by subsidiaries to their immediate holding companies and excess British pounds and Canadian dollars are sold in exchange for US dollars.
Commodity Price Risk
Signet’s results are subject to fluctuations in the cost of diamonds, gold and certain other precious metals which are key raw material components of the products sold by Signet.
When deemed appropriate by management, Signet’s policy is to reduce the impact of precious metal commodity price volatility on operating results through the use of outright forward purchases of, or by entering into options to purchase, precious metals within treasury guidelines approved by the CFO. In particular, when price and volume warrant such actions, Signet undertakes hedging of its requirements for gold through the use of forward purchase contracts, options and net zero premium collar arrangements (a combination of forwards and option contracts). It is not possible to hedge against fluctuations in the cost of diamonds.
Interest Rate Risk
Signet’s interest income and expense is exposed to volatility in interest rates. This exposure is driven by both the currency denomination of the cash or debt, the mix of fixed and floating rate debt used, the type of cash investments and the total amount of cash and debt outstanding. As of February 1, 2025, a hypothetical 100 basis point increase in interest rates would result in no additional annual interest expense since all of the Company’s variable rate debt has been repaid.
Sensitivity Analysis
Management has used a sensitivity analysis technique that measures the change in the fair value of Signet’s financial instruments from hypothetical changes in market rates as shown in the table below.
Fair value gains (losses) arising from:

(in millions)	Fair Value February 1, 2025	10% depreciation of $ against £	10% depreciation of $ against C$	Fair Value February 3, 2024
Foreign exchange contracts	$(0.3)	$2.5	$4.8	$(0.2)
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

The estimated changes in the fair value for foreign exchange rates are based on a 10% depreciation of the US dollar against British pound and Canadian dollar from the levels applicable at February 1, 2025 with all other variables remaining constant. There were no foreign exchange contracts outstanding in other foreign currencies as of February 1, 2025.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors
Signet Jewelers Limited:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of Signet Jewelers Limited and subsidiaries (the Company) as of February 1, 2025 and February 3, 2024, the related consolidated statements of operations, comprehensive income, cash flows, and shareholders’ equity for the 52 week period ended February 1, 2025, the 53 week period ended February 3, 2024, and the 52 week period ended January 28, 2023, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of February 1, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of February 1, 2025 and February 3, 2024, and the results of its operations and its cash flows for the 52 week period ended February 1, 2025, the 53 week period ended February 3, 2024, and the 52 week period ended January 28, 2023, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 1, 2025 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Revenue recognition related to extended service plans

As discussed in Note 3 to the consolidated financial statements, the Company recognized revenue related to the extended service plans (ESP) of $522.5 million, which included revenue related to lifetime ESP. Lifetime ESP revenue is recognized in proportion to when the expected costs will be incurred. To determine the amount of revenue to recognize, the Company estimates the deferral periods and patterns of future claims costs.

We identified the evaluation of revenue recognition related to lifetime ESP as a critical audit matter. Subjective and challenging auditor judgment was required to evaluate the estimated deferral periods and patterns of future claims costs used to recognize lifetime ESP revenue, which included assessing the historical claims trends by year of contract sale and estimates of future claims, because a change in these estimates could materially impact revenues. In addition, valuation professionals with specialized skills and knowledge were required to evaluate the Company’s models used to estimate the deferral periods and patterns of future claims costs.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s revenue recognition process, including controls related to the development of assumptions used to estimate the deferral periods and patterns of future claims costs. We evaluated the historical claims trends used by the Company in estimating the future claims costs on a sample basis by selecting claims and tracing them back to the original proof of sale. We assessed the calculations used by the Company to determine lifetime ESP revenue recognized for consistency with the estimated deferral periods and patterns of future claim costs. We involved valuation professionals with specialized skills and knowledge, who assisted by evaluating the Company’s models used to develop the deferral periods and patterns of future claims costs by developing parallel models to estimate the deferral periods and patterns of future claims costs and comparing the results to the Company’s estimated deferral periods and patterns of future claims costs.

Valuations of the Digital brands reporting unit and the Blue Nile trade name

As discussed in Notes 1 and 16 to the consolidated financial statements, goodwill and other indefinite-lived intangible assets, such as indefinite-lived trade names, are evaluated by the Company for impairment annually as of the end of the fourth reporting period, or more often if events or conditions were to indicate the carrying value of a reporting unit or an indefinite-lived intangible asset may be greater than its fair value. When the carrying amount of the reporting unit or other indefinite-lived intangible asset exceeds its fair value, an impairment charge is recorded. The Digital brands reporting unit goodwill and Blue Nile indefinite-lived trade name balances as of February 1, 2025, were $53.6 million and $19 million, respectively. For the fiscal year ended February 1, 2025, the Company recorded impairment charges of $272.5 million and $77 million related to the Digital brands reporting unit and Blue Nile indefinite-lived trade name, respectively.

We identified the evaluation of the fair values of the Digital brands reporting unit and the Blue Nile trade name as a critical audit matter due to the sensitivity of certain assumptions used. Subjective and challenging auditor judgment, as well as specialized skills and knowledge was required to evaluate certain assumptions used in determining the fair value of these assets. Specifically, these assumptions included the forecasted revenue growth rates, forecasted gross merchandise margins, royalty rate, as well as the company specific risk premium assumptions used to develop the discount rates. Changes to these assumptions could have a significant impact on the amount of the impairment charges.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the evaluation of the fair values used in the impairment assessment process, including controls over the development of the assumptions described above. We performed sensitivity analyses over the forecasted revenue growth rates, forecasted gross merchandise margins, royalty rate and discount rates to assess the impact of changes in these assumptions on the Company’s determination of the fair values. We evaluated the forecasted revenue growth rates and forecasted gross merchandise margins assumptions by comparing them to historical financial performance and external market and industry data. We evaluated whether these assumptions were consistent with evidence obtained in other areas of the audit. We also involved valuation professionals with specialized skills and knowledge, who assisted in:

•evaluating the company specific risk premium used to develop the discount rates by performing benchmarking analyses using publicly available data from peer companies

•evaluating the Company’s royalty rate by determining that the selected royalty rate is supported by the Blue Nile trade name’s return on assets and royalty rates disclosed in comparable publicly available licensing agreements
•testing the estimated fair values of the Digital brands reporting unit and the Blue Nile trade name using the Company’s assumptions and comparing the results to the Company’s fair value estimates.

/s/ KPMG LLP

We have served as the Company’s auditor since 2011.
Louisville, Kentucky
March 19, 2025

SIGNET JEWELERS LIMITED
CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share amounts)	Fiscal 2025	Fiscal 2024	Fiscal 2023	Notes
Merchandise sales	$5,958.6	$6,429.6	$7,135.5
Service sales	745.2	741.5	706.6
Total sales	6,703.8	7,171.1	7,842.1	3
Cost of sales	(4,078.2)	(4,345.7)	(4,790.0)
Gross margin	2,625.6	2,825.4	3,052.1
Selling, general and administrative expenses	(2,122.6)	(2,197.7)	(2,214.6)
Asset impairments, net	(372.0)	(9.1)	(22.7)	14
Other operating (expense) income, net	(20.3)	2.9	(209.9)	21
Operating income	110.7	621.5	604.9
Interest income (expense), net	9.8	18.7	(13.5)
Other non-operating income (expense), net	3.7	(0.4)	(140.2)	21
Income before income taxes	124.2	639.8	451.2
Income taxes	(63.0)	170.6	(74.5)	10
Net income	61.2	810.4	376.7
Dividends on redeemable convertible preferred shares	(96.8)	(34.5)	(34.5)	6, 7
Net (loss) income attributable to common shareholders	$(35.6)	$775.9	$342.2

Earnings (loss) per common share:
Basic	$(0.81)	$17.28	$7.34	8
Diluted	$(0.81)	$15.01	$6.64	8
Weighted average common shares outstanding:
Basic	44.1	44.9	46.6	8
Diluted	44.1	54.0	56.7	8
The accompanying notes are an integral part of these consolidated financial statements.

SIGNET JEWELERS LIMITED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Fiscal 2025			Fiscal 2024			Fiscal 2023
(in millions)	Pre-tax amount	Tax (expense) benefit	After-tax amount	Pre-tax amount	Tax (expense) benefit	After-tax amount	Pre-tax amount	Tax (expense) benefit	After-tax amount
Net income			$61.2			$810.4			$376.7
Other comprehensive (loss) income:
Foreign currency translation adjustments	$(12.5)	$—	$(12.5)	$3.2	$—	$3.2	$(24.1)	$—	$(24.1)
Available-for-sale securities:
Unrealized loss	—	—	—	—	—	—	(0.4)	—	(0.4)
Cash flow hedges:
Unrealized gain (loss)	0.3	(0.1)	0.2	(0.2)	0.1	(0.1)	1.8	(0.3)	1.5
Reclassification adjustment for (gains) losses to earnings	0.2	(0.1)	0.1	(0.5)	0.2	(0.3)	(1.7)	0.3	(1.4)
Pension plan:
Actuarial loss	—	—	—	—	—	—	(0.5)	0.1	(0.4)
Reclassification adjustment for amortization of actuarial losses to earnings	—	—	—	—	—	—	3.5	(0.7)	2.8
Reclassification adjustment for amortization of net prior service costs to earnings	—	—	—	—	—	—	0.3	—	0.3
Reclassification adjustment for pension settlement loss to earnings	—	—	—	0.2	(4.1)	(3.9)	133.7	(25.3)	108.4
Total other comprehensive (loss) income	$(12.0)	$(0.2)	$(12.2)	$2.7	$(3.8)	$(1.1)	$112.6	$(25.9)	$86.7
Total comprehensive income			$49.0			$809.3			$463.4
The accompanying notes are an integral part of these consolidated financial statements.

SIGNET JEWELERS LIMITED
CONSOLIDATED BALANCE SHEETS

(in millions, except par value per share amount)	February 1, 2025	February 3, 2024	Notes
Assets
Current assets:
Cash and cash equivalents	$604.0	$1,378.7	1
Inventories	1,937.3	1,936.6	12
Income taxes	14.3	9.4
Other current assets	156.6	211.9
Total current assets	2,712.2	3,536.6
Non-current assets:
Property, plant and equipment, net	506.5	497.7	13
Operating lease right-of-use assets	1,102.4	1,001.8	15
Goodwill	482.0	754.5	16
Intangible assets, net	307.2	402.8	16
Other assets	314.8	319.3
Deferred tax assets	301.5	300.5	10
Total assets	$5,726.6	$6,813.2
Liabilities, Redeemable convertible preferred shares, and Shareholders’ equity
Current liabilities:
Current portion of long-term debt	$—	$147.7	20
Accounts payable	767.0	735.1
Accrued expenses and other current liabilities	366.8	400.2	22
Deferred revenue	362.5	362.9	3
Operating lease liabilities	279.9	260.3	15
Income taxes	55.3	69.8
Total current liabilities	1,831.5	1,976.0
Non-current liabilities:
Operating lease liabilities	900.0	835.7	15
Other liabilities	85.1	96.0	23
Deferred revenue	885.1	881.8	3
Deferred tax liabilities	173.1	201.7	10
Total liabilities	3,874.8	3,991.2
Commitments and contingencies			28
Redeemable Series A Convertible Preference Shares $0.01 par value: authorized 500 shares, 0 shares outstanding (2024: 0.625 shares outstanding)	—	655.5	6
Shareholders’ equity:
Common shares of $0.18 par value: authorized 500 shares, 43.2 shares outstanding (2024: 44.2 shares outstanding)	12.6	12.6	7
Additional paid-in capital	120.1	230.7
Other reserves	0.4	0.4
Treasury shares at cost: 26.8 shares (2024: 25.8 shares)	(1,749.3)	(1,646.9)	7
Retained earnings	3,745.5	3,835.0
Accumulated other comprehensive loss	(277.5)	(265.3)	9
Total shareholders’ equity	1,851.8	2,166.5
Total liabilities, redeemable convertible preferred shares and shareholders’ equity	$5,726.6	$6,813.2
The accompanying notes are an integral part of these consolidated financial statements.

SIGNET JEWELERS LIMITED
CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)	Fiscal 2025	Fiscal 2024	Fiscal 2023
Operating activities
Net income	$61.2	$810.4	$376.7
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	148.2	161.9	164.5
Amortization of unfavorable contracts	(1.8)	(1.8)	(1.8)
Share-based compensation	22.2	41.1	42.0
Deferred taxation	(30.7)	(180.3)	(99.3)
Asset impairments, net	372.0	9.1	22.7
Pension settlement loss	—	0.2	133.7
Loss (gain) on divestiture	2.6	(12.3)	—
Other non-cash movements	2.1	9.6	7.2
Changes in operating assets and liabilities, net of acquisitions and divestitures:
Inventories	1.0	182.5	(16.5)
Other assets	49.6	(36.8)	16.1
Accounts payable	28.7	(134.5)	(101.6)
Accrued expenses and other liabilities	(31.2)	(251.1)	120.0
Change in operating lease assets and liabilities	(18.8)	(39.7)	18.2
Deferred revenue	5.1	(7.0)	27.9
Income tax receivable and payable	(19.3)	(3.0)	98.5
Pension plan contributions	—	(1.4)	(10.4)
Net cash provided by operating activities	590.9	546.9	797.9
Investing activities
Capital expenditures	(153.0)	(125.5)	(138.9)
Acquisitions, net of cash acquired	—	(6.0)	(391.8)
Divestitures	—	53.8	—
Other investing activities, net	(6.1)	1.9	(14.7)
Net cash used in investing activities	(159.1)	(75.8)	(545.4)
Financing activities
Dividends paid on common shares	(48.6)	(39.9)	(36.6)
Dividends paid on redeemable convertible preferred shares	(18.5)	(32.9)	(32.9)
Repurchase of common shares	(138.0)	(139.3)	(376.1)
Repurchase of redeemable convertible preferred shares	(813.8)	—	—
Repayment of Senior Notes	(147.8)	—	—
Proceeds from asset-based credit facility	253.0	—	—
Repayments of asset-based credit facility	(253.0)	—	—
Payment of debt issuance costs	(4.3)	—	—
Other financing activities, net	(28.5)	(47.6)	(44.4)
Net cash used in financing activities	(1,199.5)	(259.7)	(490.0)
Cash and cash equivalents at beginning of period	1,378.7	1,166.8	1,418.3
(Decrease) increase in cash and cash equivalents	(767.7)	211.4	(237.5)
Effect of exchange rate changes on cash and cash equivalents	(7.0)	0.5	(14.0)
Cash and cash equivalents at end of period	$604.0	$1,378.7	$1,166.8
The accompanying notes are an integral part of these consolidated financial statements.

SIGNET JEWELERS LIMITED
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in millions)	Common shares at par value	Additional paid-in capital	Other reserves	Treasury shares	Retained earnings	Accumulated other comprehensive loss	Total shareholders’ equity
Balance at January 29, 2022	$12.6	$231.2	$0.4	$(1,206.7)	$2,877.4	$(350.9)	$1,564.0
Net income	—	—	—	—	376.7	—	376.7
Other comprehensive income	—	—	—	—	—	86.7	86.7
Dividends on common shares	—	—	—	—	(36.7)	—	(36.7)
Dividends on redeemable convertible preferred shares	—	—	—	—	(34.5)	—	(34.5)
Repurchase of common shares	—	50.0	—	(426.1)	—	—	(376.1)
Net settlement of equity-based awards	—	(63.5)	—	58.1	(38.1)	—	(43.5)
Share-based compensation expense	—	42.0	—	—	—	—	42.0
Balance at January 28, 2023	$12.6	$259.7	$0.4	$(1,574.7)	$3,144.8	$(264.2)	$1,578.6
Net income	—	—	—	—	810.4	—	810.4
Other comprehensive loss	—	—	—	—	—	(1.1)	(1.1)
Dividends on common shares	—	—	—	—	(41.1)	—	(41.1)
Dividends on redeemable convertible preferred shares	—	—	—	—	(34.5)	—	(34.5)
Repurchase of common shares	—	—	—	(139.3)	—	—	(139.3)
Net settlement of equity-based awards	—	(70.1)	—	67.1	(44.6)	—	(47.6)
Share-based compensation expense	—	41.1	—	—	—	—	41.1
Balance at February 3, 2024	$12.6	$230.7	$0.4	$(1,646.9)	$3,835.0	$(265.3)	$2,166.5
Net income	—	—	—	—	61.2	—	61.2
Other comprehensive loss	—	—	—	—	—	(12.2)	(12.2)
Dividends on common shares	—	—	—	—	(50.9)	—	(50.9)
Dividends on redeemable convertible preferred shares	—	—	—	—	(96.8)	—	(96.8)
Redemption of redeemable convertible preferred shares	—	(71.8)	—	—	—	—	(71.8)
Repurchase of common shares	—	—	—	(138.0)	—	—	(138.0)
Net settlement of equity-based awards	—	(61.0)	—	35.6	(3.0)	—	(28.4)
Share-based compensation expense	—	22.2	—	—	—	—	22.2
Balance at February 1, 2025	$12.6	$120.1	$0.4	$(1,749.3)	$3,745.5	$(277.5)	$1,851.8
The accompanying notes are an integral part of these consolidated financial statements.

SIGNET JEWELERS LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
1. Organization and summary of significant accounting policies
Signet Jewelers Limited (“Signet” or the “Company”), a holding company incorporated in Bermuda, is the world’s largest retailer of diamond jewelry. The Company operates through its 100% owned subsidiaries with sales primarily in the United States (“US”), United Kingdom (“UK”) and Canada. Signet manages its business as three reportable segments: North America, International, and Other. The “Other” reportable segment consists of subsidiaries involved in the purchasing and conversion of rough diamonds to polished stones. See Note 5 for information regarding the Company’s reportable segments.
Signet’s business is seasonal, with the fourth quarter historically accounting for approximately 35-40% of annual sales, as well as for a substantial portion of the annual operating income and cash flows.
The following accounting policies have been applied consistently in the preparation of the Company’s consolidated financial statements:
(a) Basis of preparation
The consolidated financial statements of the Company are prepared in accordance with US generally accepted accounting principles (“US GAAP” or “GAAP”) and include the results for the 52 week period ended February 1, 2025 (“Fiscal 2025”), as the Company’s fiscal year ends on the Saturday nearest to January 31. The comparative periods are for the 53 week period ended February 3, 2024 (“Fiscal 2024”) and the 52 week period ended January 28, 2023 (“Fiscal 2023”). Intercompany transactions and balances have been eliminated in consolidation. The Company has reclassified certain prior year amounts to conform to the current year presentation.
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
(c) Foreign currency translation
The financial position and operating results of certain foreign operations, including certain subsidiaries operating in the UK as part of the International reportable segment and Canada as part of the North America reportable segment, are consolidated using the local currency as the functional currency. Assets and liabilities are translated at the rates of exchange on the consolidated balance sheet dates, and revenues and expenses are translated at the monthly average rates of exchange during the period. Resulting translation gains or losses are included in the accompanying consolidated statements of shareholders’ equity as a component of accumulated other comprehensive income (loss) (“AOCI”). Gains or losses resulting from foreign currency transactions are included within other operating (expense) income, net within the consolidated statements of operations.
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
(e) Cost of sales and selling, general and administrative expenses
Cost of sales consists primarily of the following expense categories:
•Merchandise costs, net of discounts and allowances;
•Cost of services, including the cost of replacement components, repair supplies and related compensation and benefits for employees directly associated with performing the service;
•Store operating and occupancy costs such as rent, utilities, real estate taxes, repairs and maintenance (including common area maintenance) and depreciation and amortization; and
•Distribution and inventory-related costs, including freight, processing, inventory scrap, shrinkage and related compensation and benefits.

Selling, general and administrative expenses (“SG&A”) include store staff and store administrative costs; advertising and promotional costs; centralized administrative expenses, including information technology; credit costs; and other administrative operating expenses not specifically categorized elsewhere in the consolidated statements of operations.
Compensation and benefits costs included within cost of sales and SG&A totaled $1,387.5 million in Fiscal 2025 (Fiscal 2024: $1,428.0 million; Fiscal 2023: $1,430.3 million).
(f) Store opening costs
The opening costs of new locations are expensed as incurred and included within SG&A.
(g) Advertising and promotional costs
Advertising and promotional costs are expensed within SG&A. Production costs are expensed at the first communication of the advertisements, while communication expenses are recognized each time the advertisement is communicated. For catalogs and circulars, costs are all expensed at the first date they can be viewed by the customer. Point of sale promotional material is expensed when first displayed in the stores. Gross advertising costs totaled $560.1 million in Fiscal 2025 (Fiscal 2024: $522.8 million; Fiscal 2023: $555.6 million).
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
The following table summarizes the details of the Company’s cash and cash equivalents for the periods presented:

(in millions)	February 1, 2025	February 3, 2024
Cash and cash equivalents held in money markets and other accounts	$546.2	$1,314.1
Cash equivalents from third-party credit card issuers	57.8	64.6
Total cash and cash equivalents	$604.0	$1,378.7
The Company’s supplemental cash flow information for Fiscal 2025, Fiscal 2024 and Fiscal 2023 was as follows:

(in millions)	Fiscal 2025	Fiscal 2024	Fiscal 2023
Non-cash investing activities:
Capital expenditures in accounts payable	$27.9	$13.4	$14.9
Supplemental cash flow information:
Interest paid	13.8	15.9	11.7
Income tax paid, net (1)	115.5	13.0	74.6
(1)    Includes $42.6 million and $53.8 million refunded under the CARES Act in Fiscal 2024 and Fiscal 2023, respectively. See Note 10 for additional information.
(j) Inventories
Inventories are primarily held for resale and are valued at the lower of cost or net realizable value. Cost is determined using weighted-average cost, on a first-in first-out basis, except for certain loose diamond inventories (including those held in the Company’s diamond sourcing operations) where cost is determined using specific identification. Total inventory cost includes charges directly related to bringing inventory to its present location and condition. In addition to the cost of merchandise, such charges included in inventory costs would include freight and duties, warehousing, security, distribution and certain buying costs. Net realizable value is defined as estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. Inventory reserves are recorded for obsolete, slow moving or defective items and shrinkage. Inventory reserves for obsolete, slow moving or defective items are calculated as the difference between the cost of inventory and its estimated net realizable value based on targeted inventory turn rates, future demand, management strategy and market conditions. Due to inventories primarily consisting of precious stones and metals including gold, the age of inventories has a limited impact on the estimated net realizable value. Inventory reserves for shrinkage are estimated and recorded based on historical physical inventory results, expectations of inventory losses and current inventory levels. Physical inventories are taken at least once annually for all store locations, whereas distribution centers are subject to either an annual physical inventory or a cycle count program.
(k) Vendor contributions
Contributions are received from vendors through various programs and arrangements including cooperative advertising. Where vendor contributions related to identifiable promotional events are received, contributions are matched against the costs of promotions. Vendor contributions received as general contributions and not related to specific promotional events are recognized as a reduction of merchandise costs.
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
Capitalized amounts for cloud computing arrangements accounted for as service contracts are included in other assets in the consolidated balance sheets. These costs primarily consist of payroll and payroll-related costs for employees directly associated with the implementation of cloud computing projects, consulting fees, and development fees. Amortization of these costs is recorded on a straight-line basis over the life of the service contract, ranging from two to four years. Amortization of these costs is recorded in cost of sales or SG&A, depending on the nature of the underlying service contract. In Fiscal 2025, the Company recorded $66.3 million of amortization related to capitalized cloud computing costs (Fiscal 2024: $48.2 million; Fiscal 2023: $32.5 million). The carrying amount of these assets was $157.5 million as of February 1, 2025 (February 3, 2024: $170.7 million).
See Note 14 for the Company’s policy for long-lived asset impairment, including property, plant and equipment.
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

Goodwill and other indefinite-lived intangible assets are evaluated for impairment annually as of the end of the fourth reporting period, or more often if events or conditions were to indicate the carrying value of a reporting unit or an indefinite-lived intangible asset may be greater than its fair value. The Company may elect to perform a qualitative assessment for our reporting units and indefinite-lived intangible assets to determine whether it is more likely than not that the fair value of the reporting unit or indefinite-lived intangible asset is greater than its carrying value. If a qualitative assessment is not performed, or if as a result of a qualitative assessment it is not more likely than not that the fair value of a reporting unit or indefinite-lived intangible asset exceeds its carrying value, then the reporting unit’s or indefinite-lived intangible asset’s fair value is compared to its carrying value. Impairment testing compares the carrying amount of the reporting unit or other indefinite-lived intangible asset with its fair value. When the carrying amount of the reporting unit or other indefinite-lived intangible asset exceeds its fair value, an impairment charge is recorded.
The quantitative impairment test for goodwill involves estimating the fair value of the reporting unit through either estimated discounted future cash flows, market-based methodologies, or a combination of both. The impairment test for other indefinite-lived intangible assets involves estimating the fair value of the asset, which is typically performed using the relief from royalty method for indefinite-lived trade names.
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
See Note 16 for additional information regarding the Company’s goodwill and intangibles.
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
If a derivative instrument meets certain hedge criteria, the Company designates the derivative as a cash flow hedge within the fiscal quarter it is entered into. For effective cash flow hedge transactions, the changes in fair value of the derivative instruments are recognized in equity as a component of AOCI and are recognized in the consolidated statements of operations in the same period(s) and on the same financial statement line in which the hedged item affects net income. Gains and losses on derivatives that do not qualify for hedge accounting are recognized immediately in other operating (expense) income, net.
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
(o) Employee benefits
The Company also operates a defined contribution plan in the UK, a defined contribution retirement savings plan in the US, and an executive deferred compensation plan in the US. Contributions made by the Company to these benefit arrangements are charged as incurred primarily to SG&A in the consolidated statements of operations.
The Company previously operated a defined benefit pension plan in the UK (the “UK Plan”), which was fully settled in Fiscal 2024. Prior to the wind-up and settlement, the funded status of the UK Plan was recognized on the consolidated balance sheets and represented the difference between the fair value of plan assets and the projected benefit obligation measured at the balance sheet date. Refer to Note 26 for additional information regarding the wind-up of the UK Plan.
(p) Debt issuance costs
Borrowings primarily include interest-bearing bank loans. Direct debt issuance costs incurred upon entering into the related borrowing arrangements are capitalized and amortized into interest expense over the contractual term of the related loan.
(q) Share-based compensation
As further described in Note 24, certain of the Company’s employees participate in share-based compensation plans. The Company measures share-based compensation cost for awards classified as equity at the grant date based on the estimated fair value of the award and recognizes the cost as an expense on a straight-line basis (net of estimated forfeitures) over the requisite service period of employees. Certain share awards under the Company’s plans include a condition whereby vesting is contingent on Company performance exceeding a given target, and therefore awards granted with this condition are considered to be performance-based awards.
The Company estimates the fair value of time-based restricted stock units (“RSUs”) and performance-based restricted stock units (“PSUs”) using the share price of the Company’s common stock reduced by a discount factor representing the present value of dividends that will not be received during the term of the awards. The Company estimates the fair value of time-based restricted shares (“RSAs”) and common stock awards at the share price of the Company’s common stock as of the grant award date. The Company estimates the fair value of stock options using a Black-Scholes model for awards granted under the 2018 Omnibus Plan. Deferred tax assets for awards that result in deductions on the income tax returns of subsidiaries are recorded by the Company based on the amount of compensation cost recognized and the subsidiaries’ statutory tax rate in the jurisdiction in which it will receive a deduction.
Share-based compensation is primarily recorded in SG&A in the consolidated statements of operations, consistent with the related salary costs.
(r) Contingent liabilities
Provisions for contingent liabilities are recorded for probable losses when management is able to reasonably estimate the loss or range of loss. When it is reasonably possible that a contingent liability may result in a loss or additional loss, the range of the potential loss is disclosed.
(s) Dividends
Dividends on common shares are reflected as a reduction of retained earnings in the period in which they are formally declared by Signet’s Board of Directors (the “Board”). In addition, the cumulative dividends on redeemable convertible preferred shares are reflected as a reduction of retained earnings in the period in which they are declared by the Board, as are the deemed dividends resulting from the accretion of issuance costs related to redeemable convertible preferred shares.
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
This ASU was adopted by the Company during the fourth quarter of Fiscal 2025 and was applied on a retrospective basis. See Note 5 for the Company’s disclosures.
New accounting pronouncements issued but not yet adopted
Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”)
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
Income Statement Expense Disaggregation Disclosures (Topic 220-40) (“ASU 2024-03”)
In November 2024, the FASB issued ASU 2024-03. This ASU requires disclosure of additional information about certain income statement expense line items, such as cost of sales and SG&A. Prescribed expense categories within each line item will be required to be disaggregated in tabular format. Prescribed expense categories include purchases of inventory, employee compensation, depreciation, and intangible asset amortization. Other material expense categories identified within each income statement expense line item may also require disclosure. Total selling expenses and a definition of selling expenses is required to be disclosed.

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

3. Revenue recognition
The following tables provide the Company’s total sales, disaggregated by brand, for Fiscal 2025, Fiscal 2024 and Fiscal 2023:

	Fiscal 2025
(in millions)	North America	International	Other	Consolidated
Sales by brand:
Kay	$2,495.0	$—	$—	$2,495.0
Zales	1,191.0	—	—	1,191.0
Jared	1,102.7	—	—	1,102.7
Digital brands (1)	560.2	—	—	560.2
Diamonds Direct	392.2	—	—	392.2
Banter by Piercing Pagoda	339.2	—	—	339.2
Peoples	197.8	—	—	197.8
International segment brands	—	373.2	—	373.2
Other (3)	21.0	—	31.5	52.5
Total sales	$6,299.1	$373.2	$31.5	$6,703.8

	Fiscal 2024
(in millions)	North America	International	Other	Consolidated
Sales by brand:
Kay	$2,600.0	$—	$—	$2,600.0
Zales	1,266.9	—	—	1,266.9
Jared	1,189.6	—	—	1,189.6
Digital brands (1)	662.8	—	—	662.8
Diamonds Direct	408.1	—	—	408.1
Banter by Piercing Pagoda	347.1	—	—	347.1
Peoples	196.0	—	—	196.0
International segment brands	—	430.7	—	430.7
Other (3)	33.3	—	36.6	69.9
Total sales	$6,703.8	$430.7	$36.6	$7,171.1

	Fiscal 2023
(in millions)	North America	International	Other	Consolidated
Sales by brand:
Kay	$2,804.2	$—	$—	$2,804.2
Zales	1,445.0	—	—	1,445.0
Jared	1,313.5	—	—	1,313.5
Digital brands (1)(2)	571.8	—	—	571.8
Diamonds Direct	467.1	—	—	467.1
Banter by Piercing Pagoda	417.9	—	—	417.9
Peoples	209.1	—	—	209.1
International segment brands	—	470.1	—	470.1
Other (3)	60.9	—	82.5	143.4
Total sales	$7,289.5	$470.1	$82.5	$7,842.1
(1)    Includes sales from the Company’s Digital brands James Allen and Blue Nile.
(2)    Includes Blue Nile sales since the date of acquisition on August 19, 2022. See Note 4 for further details.
(3)    Other primarily includes sales from the Company’s diamond sourcing operation, loose diamonds and Rocksbox.

The following tables provide the Company’s total sales, disaggregated by major product, for Fiscal 2025, Fiscal 2024 and Fiscal 2023:

	Fiscal 2025
(in millions)	North America	International	Other	Consolidated
Sales by product:
Bridal	$2,705.8	$167.4	$—	$2,873.2
Fashion	2,548.4	81.0	—	2,629.4
Watches	217.3	100.9	—	318.2
Services (1)	721.3	23.9	—	745.2
Other (2)	106.3	—	31.5	137.8
Total sales	$6,299.1	$373.2	$31.5	$6,703.8

	Fiscal 2024
(in millions)	North America	International	Other	Consolidated
Sales by product:
Bridal	$2,946.9	$186.2	$—	$3,133.1
Fashion	2,672.4	84.5	—	2,756.9
Watches	212.0	133.7	—	345.7
Services (1)	715.2	26.3	—	741.5
Other (2)	157.3	—	36.6	193.9
Total sales	$6,703.8	$430.7	$36.6	$7,171.1

	Fiscal 2023
(in millions)	North America	International	Other	Consolidated
Sales by product:
Bridal	$3,281.2	$204.8	$—	$3,486.0
Fashion	2,957.6	86.2	—	3,043.8
Watches	232.6	152.9	—	385.5
Services (1)	680.4	26.2	—	706.6
Other (2)	137.7	—	82.5	220.2
Total sales	$7,289.5	$470.1	$82.5	$7,842.1
(1)    Services primarily includes sales from service plans, repairs and subscriptions.
(2)    Other primarily includes sales from the Company’s diamond sourcing operation and other miscellaneous non-jewelry sales.

The following tables provide the Company’s total sales, disaggregated by channel, for Fiscal 2025, Fiscal 2024 and Fiscal 2023:

	Fiscal 2025
(in millions)	North America	International	Other	Consolidated
Sales by channel:
Store	$4,846.3	$289.1	$—	$5,135.4
eCommerce	1,437.6	84.1	—	1,521.7
Other (1)	15.2	—	31.5	46.7
Total sales	$6,299.1	$373.2	$31.5	$6,703.8

	Fiscal 2024
(in millions)	North America	International	Other	Consolidated
Sales by channel:
Store	$5,125.1	$349.3	$—	$5,474.4
eCommerce	1,559.0	81.4	—	1,640.4
Other (1)	19.7	—	36.6	56.3
Total sales	$6,703.8	$430.7	$36.6	$7,171.1

	Fiscal 2023
(in millions)	North America	International	Other	Consolidated
Sales by channel:
Store	$5,728.5	$386.0	$—	$6,114.5
eCommerce	1,515.3	84.1	—	1,599.4
Other (1)	45.7	—	82.5	128.2
Total sales	$7,289.5	$470.1	$82.5	$7,842.1
(1)    Other primarily includes sales from the Company’s diamond sourcing operation and loose diamonds.
The Company recognizes revenues when control of the promised goods and services is transferred to customers, in an amount that reflects the consideration expected to be received in exchange for those goods. Transfer of control generally occurs at the time merchandise is taken from a store, or upon receipt of the merchandise by a customer for an eCommerce shipment. The Company excludes all taxes assessed by government authorities and collected from a customer from its reported sales. The Company’s revenue streams and their respective accounting treatments are further discussed below.
Merchandise sales and repairs
Store sales are recognized when the customer receives and pays for the merchandise at the store with cash, private label credit card programs, a third-party credit card or a lease purchase option. For online sales shipped to customers, sales are recognized at the estimated time the customer has received the merchandise. Amounts related to shipping and handling that are billed to customers are reflected in sales and the related costs are reflected in cost of sales. Revenues on the sale of merchandise are reported net of anticipated returns and sales tax collected. Returns are estimated based on previous return rates experienced. Any deposits collected from a customer for merchandise are deferred and recognized as revenue when the customer receives the merchandise. Revenues derived from providing replacement merchandise on behalf of insurance organizations are recognized upon receipt of the merchandise by the customer. Revenues on repair of merchandise are recognized when the service is complete and the customer picks up the merchandise at the store.
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
Extended service plans (“ESP”)
The Company recognizes revenue related to ESP sales in proportion to when the expected costs will be incurred. The deferral periods for ESP sales are determined from patterns of claims costs, including estimates of future claims costs expected to be incurred. Management reviews the trends in historical claims to assess whether changes are required to the revenue and cost recognition rates utilized. The Company refreshes its analysis of the claims patterns on at least an annual basis, or more often if circumstances dictate such a review is required. A significant change in either the overall claims pattern or the life over which the Company is expected to fulfill its obligations under the ESP, could result in a material change to revenues. These changes have not had a material impact on revenue during Fiscal 2025, Fiscal 2024 or Fiscal 2023.
The North America reportable segment sells ESP, subject to certain conditions, to perform repair work over the life of the product. Customers generally pay for ESP at the store or online at the time of merchandise sale. Revenue from the sale of the lifetime ESP is recognized consistent with the estimated patterns of claim costs expected to be incurred by the Company in connection with performing under the ESP obligations. Lifetime ESP revenue is deferred and recognized over a maximum of 13 years after the sale of the ESP contract. Although claims experience varies between the Company’s national brands, thereby resulting in different recognition rates, approximately 60% to 70% of revenue is recognized within the first two years on a weighted average basis.
The Company also sells warranty agreements in the capacity of an agent on behalf of a third-party. The commission that the Company receives from the third-party is recognized at the time of sale less an estimate of cancellations based on historical experience.
Deferred ESP selling costs
All direct costs associated with the sale of the ESP are deferred and amortized in proportion to the revenue recognized and disclosed as either other current assets or other assets in the consolidated balance sheets. These direct costs primarily include sales commissions and credit card fees. Amortization of deferred ESP selling costs is included within SG&A in the consolidated statements of operations. Amortization of deferred ESP selling costs was $45.7 million, $44.4 million and $43.7 million in Fiscal 2025, and Fiscal 2024 and Fiscal 2023, respectively.
Unamortized deferred ESP selling costs as of February 1, 2025 and February 3, 2024 were as follows:

(in millions)	February 1, 2025	February 3, 2024
Other current assets	$28.4	$28.2
Other assets	81.3	83.0
Total deferred ESP selling costs	$109.7	$111.2
Deferred revenue
Deferred revenue as of February 1, 2025 and February 3, 2024 was as follows:

(in millions)	February 1, 2025	February 3, 2024
ESP deferred revenue	$1,170.8	$1,158.7
Other deferred revenue (1)	76.8	86.0
Total deferred revenue	$1,247.6	$1,244.7

Disclosed as:
Current liabilities	$362.5	$362.9
Non-current liabilities	885.1	881.8
Total deferred revenue	$1,247.6	$1,244.7
(1)    Other deferred revenue primarily includes revenue collected from customers for custom orders and eCommerce orders, for which control has not yet transferred to the customer.

(in millions)	Fiscal 2025	Fiscal 2024	Fiscal 2023
ESP deferred revenue, beginning of period	$1,158.7	$1,159.5	$1,116.5
Plans sold (1)	534.6	504.8	522.9
Revenue recognized (2)	(522.5)	(505.6)	(479.9)
ESP deferred revenue, end of period	$1,170.8	$1,158.7	$1,159.5
(1)    Includes impact of foreign exchange translation.
(2)    During Fiscal 2025, Fiscal 2024 and Fiscal 2023 the Company recognized sales of $289.9 million, $291.5 million and $269.3 million, respectively, related to deferred revenue that existed at the beginning of the period in respect to ESP.

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
Blue Nile is a leading online retailer of engagement rings and fine jewelry. The strategic acquisition of Blue Nile accelerated Signet's initiative to expand its bridal offerings and grow its accessible luxury portfolio while enhancing its connected commerce capabilities as well as extending its digital leadership across the jewelry category – all while further achieving meaningful operating synergies to enhance shopping experiences for consumers.
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
The Company recorded acquired intangible assets of $96.0 million, consisting entirely of an indefinite-lived trade name. In addition, the Company acquired federal net operating loss and other carryforwards of approximately $90 million and $71 million, respectively. Such amounts are subject to certain limitations under Section 382 of the US Internal Revenue Code (“IRC”) and generally do not expire. Refer to Note 10 for additional information on the Company’s deferred taxes, including these carryforwards.
Goodwill is calculated as the excess of the purchase price over the estimated fair values of the assets acquired and the liabilities assumed in the acquisition and represents the future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. The amount allocated to goodwill associated with the Blue Nile acquisition is primarily the result of expected synergies resulting from combining the merchandising and sourcing activities of the Company’s Digital brands, as well as efficiencies in marketing and other aspects of the combined operations. The Company allocated goodwill to its North America reportable segment. None of the goodwill associated with this transaction is deductible for income tax purposes.
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

UK Prestige Watch Business
On October 18, 2023, the Company entered into an agreement to sell the operations and certain assets of the Company’s UK prestige watch business in the International reportable segment, including 21 retail locations. The sale of these locations was substantially completed in the fourth quarter of Fiscal 2024 for proceeds of $53.8 million and resulted in a pre-tax gain of $12.3 million recorded in other operating (expense) income, net in the consolidated statement of operations. In addition, during Fiscal 2025, the Company recorded $2.6 million of charges related to the divestiture.
The business did not meet the criteria to be classified as discontinued operations as the disposal did not represent a strategic shift that will have a major effect on the Company's operations. As of February 3, 2024, the related assets and liabilities expected to be disposed were presented as held for sale, recorded within other current assets and other current liabilities in the consolidated balance sheet.
5. Segment information
Signet’s chief executive officer (“CEO”) is the Company’s CODM. The CODM regularly reviews segment sales and segment operating income, after the elimination of any inter-segment transactions, to determine resource allocations between segments. Signet’s sales are primarily derived from the retailing of jewelry, watches, services and other products as generated through the management of its segments. The Company previously used operating income as the segment measure of profit or loss. The new segment measure of profit or loss, segment operating income, excludes the impact of certain items management believes are not necessarily reflective of normal operating performance, is utilized by the CODM to assess segment profitability. Segment operating income is used by the CODM to monitor and assess segment results compared to prior periods, forecasted results, and our annual operating plan.
The Company aggregates operating segments with similar economic and operating characteristics. Signet manages its business as three reportable segments: North America, International, and Other. The Company allocates certain support center costs between operating segments, and the remainder of the unallocated costs are included with the corporate and unallocated expenses presented.
The North America reportable segment operates across the US and Canada. Its US stores operate nationally in malls and off-mall locations, as well as online, principally as Kay (Kay Jewelers and Kay Outlet), Zales (Zales Jewelers and Zales Outlet), Jared (Jared Jewelers and Jared Vault), Diamonds Direct, Banter by Piercing Pagoda, Rocksbox, and Digital brands, James Allen and Blue Nile. Its Canadian stores operate as Peoples Jewellers.
The International reportable segment operates stores in the UK and Republic of Ireland, as well as online. Its stores operate in shopping malls and off-mall locations (i.e. high street) principally under the H.Samuel and Ernest Jones brands.
The Other reportable segment primarily consists of subsidiaries involved in the purchasing and conversion of rough diamonds to polished stones.
Financial information for each of Signet’s reportable segments for Fiscal 2025, Fiscal 2024 and Fiscal 2023 is presented in the tables below.

	Fiscal 2025
(in millions)	North America	International	Other	Corporate and Unallocated	Consolidated
Sales (1)	$6,299.1	$373.2	$31.5	$—	$6,703.8

Merchandise expense (2)	(2,499.7)	(158.3)	(38.3)
Services expense (2)	(166.3)	(9.4)
Other cost of sales (2)	(1,108.6)	(93.2)	(3.8)
SG&A (3)	(1,964.7)	(103.1)		(51.3)
Other segment operating (expense) income, net	(8.6)	0.3	(0.2)	(0.5)
Total segment operating income (loss)	$551.2	$9.5	$(10.8)	$(51.8)	$498.1

Asset impairments (4)					(369.2)
Restructuring and related charges (5)					(12.1)
Loss on divestitures, net (6)					(2.6)
Leadership transition costs (7)					(2.4)
Integration-related expenses (8)					(1.1)
Interest income, net					9.8
Other non-operating income, net					3.7
Income before income taxes					$124.2

	Fiscal 2024
(in millions)	North America	International	Other	Corporate and Unallocated	Consolidated
Sales (1)	$6,703.8	$430.7	$36.6	$—	$7,171.1

Merchandise expense (2)	(2,701.6)	(192.5)	(41.5)
Services expense (2)	(167.2)	(12.1)
Other cost of sales (2)	(1,116.0)	(110.4)	(3.0)
SG&A (3)	(2,004.0)	(113.6)		(59.5)
Other segment operating expense, net	(5.6)	(0.1)	(0.3)	(0.9)
Total segment operating income (loss)	$709.4	$2.0	$(8.2)	$(60.4)	$642.8

Integration-related expenses (8)					(22.0)
Gain on divestitures, net (6)					12.3
Restructuring and related charges (5)					(7.5)
Asset impairments (4)					(7.1)
Litigation charges (9)					3.0
Interest income, net					18.7
Other non-operating expense, net					(0.4)
Income before income taxes					$639.8

	Fiscal 2023
(in millions)	North America	International	Other	Corporate and Unallocated	Consolidated
Sales (1)	$7,289.5	$470.1	$82.5	$—	$7,842.1

Merchandise expense (2)	(3,028.2)	(211.5)	(76.0)
Services expense (2)	(165.8)	(12.3)
Other cost of sales (2)	(1,156.2)	(122.7)	(3.9)
SG&A (3)	(2,011.1)	(120.8)		(70.3)
Other segment operating expense, net	(9.5)	(3.0)	(0.2)	(0.2)
Total segment operating income (loss)	$918.7	$(0.2)	$2.4	$(70.5)	$850.4

Litigation charges (9)					(203.8)
Acquisition and integration-related expenses (8)					(25.8)
Asset impairments (4)					(15.9)
Interest expense, net					(13.5)
Other non-operating expense, net					(140.2)
Income before income taxes					$451.2
(1)    Includes sales of $197.8 million, $196.0 million and $209.1 million generated by Canadian operations in Fiscal 2025, Fiscal 2024 and Fiscal 2023, respectively.
(2)    See Note 1 for information on the nature of expenses included within cost of sales.
(3)    See Note 1 for information on the nature of expenses included within SG&A. SG&A for each reportable segment primarily includes:
North America and International - store staff and administrative costs, advertising and promotional costs, administrative support center expenses, credit costs, and other administrative operating expenses.
Corporate and unallocated - administrative support center expenses and other general and administrative operating expenses.
(4)    Fiscal 2025 primarily relates to asset impairment charges related to goodwill and indefinite-lived assets.
Fiscal 2024 and Fiscal 2023 primarily includes asset impairment charges related to long-lived assets.
See Note 14 and Note 16 for additional information.
(5)    Fiscal 2025 and Fiscal 2024 restructuring and related charges were incurred primarily as a result of the Company’s rationalization of store footprint and reorganization of certain centralized functions.
See Note 25 for additional information.
(6)    Fiscal 2025 includes charges associated with the previously announced sale of the UK prestige watch business.
Fiscal 2024 includes gain on sale of the UK prestige watch business, net of transaction costs.
See Note 4 for additional information.
(7)    Leadership transition costs primarily include professional fees incurred for the search for the Company’s recently appointed CEO, as well as severance and related costs incurred as part of other leadership transitions.

(8)    Fiscal 2025 includes severance and retention expenses related to the integration of Blue Nile.
Fiscal 2024 includes expenses related to the integration of Blue Nile, primarily severance and retention, exit and disposal costs, and system decommissioning costs.
Fiscal 2023 includes the impact of the fair value step-up for inventory acquired in the Diamonds Direct and Blue Nile acquisitions, as well as direct-transaction-related and integration costs, primarily professional fees and severance, incurred for the integration of Blue Nile.
(9)    Fiscal 2024 includes a credit to income related to the adjustment to the litigation accrual recognized in Fiscal 2023. See Note 28 for additional information.
The following tables provide the Company’s total depreciation and amortization and total capital expenditures, by reportable segment, for Fiscal 2025, Fiscal 2024 and Fiscal 2023:

(in millions)	Fiscal 2025	Fiscal 2024	Fiscal 2023
Depreciation and amortization:
North America segment	$137.5	$151.1	$153.8
International segment	10.3	10.4	10.3
Other segment	0.4	0.4	0.4
Total depreciation and amortization	$148.2	$161.9	$164.5

Capital expenditures:
North America segment	$143.2	$108.2	$127.6
International segment	9.0	17.0	10.9
Other segment	0.8	0.3	0.4
Total capital expenditures	$153.0	$125.5	$138.9
The following tables provide the Company’s total assets and total long-lived assets, by reportable segment, as of February 1, 2025 and February 3, 2024.

(in millions)	February 1, 2025	February 3, 2024
Total assets:
North America segment	$5,045.8	$5,913.0
International segment	381.0	437.4
Other segment	93.2	98.9
Corporate and unallocated	206.6	363.9
Total assets	$5,726.6	$6,813.2

Total long-lived assets (1):
North America segment	$1,258.0	$1,616.1
International segment	34.7	36.2
Other segment	3.0	2.7
Total long-lived assets	$1,295.7	$1,655.0
(1)    Includes property, plant and equipment, net; goodwill; and intangible assets, net.
6. Redeemable preferred shares
On October 5, 2016, the Company issued 625,000 redeemable Series A Convertible Preference Shares (the “Preferred Shares”) to Green Equity Investors VI, L.P. Green Equity Investors Side VI, L.P., LGP Associates VI-A LLC and LGP Associates VI-B LLC, all affiliates of Leonard Green & Partners, L.P., (together, the “Preferred Holders”), for an aggregate purchase price of $625.0 million, or $1,000 per share (the “Stated Value”) pursuant to the investment agreement dated August 24, 2016. The Preferred Shares were classified as temporary equity within the consolidated balance sheets.
On March 30, 2024, the Board approved amendments to the Certificate of Designation effective as of April 1, 2024, including to provide for net share settlement upon conversion of the Preferred Shares. Under the terms of the net share settlement, upon a conversion at the option of a Preferred Holder, in exchange for each Preferred Share, Signet was required to deliver cash for the stated value of the Preferred Shares and could elect to deliver any net settlement amount in excess of stated value in cash, shares or a combination of cash and shares. The stated value of the Preferred Shares as of the date of the amendment was $1,050.94 per share. The amended Certificate of Designation also included certain restrictions on the Preferred Holders’ rights to convert the Preferred Shares prior to November 15, 2024. No other modifications to the terms of the Certificate of Designation were made.

On April 1, 2024, following the effectiveness of the amended Certificate of Designation, the Preferred Holders delivered notice to the Company of a conversion of 312,500 Preferred Shares (in the aggregate). In accordance with the terms of the amended Certificate of Designation, the conversion was settled in cash by the Company for $414.1 million on April 15, 2024, which included $2.1 million of accrued and unpaid dividends as of the date of conversion. The excess of the settlement amount (excluding dividends) over the stated value of the Preferred Shares was $83.6 million, which was recorded as a deemed dividend and a charge to net (loss) income attributable to common shareholders in the consolidated statement of operations. The Company also incurred $1.6 million of expenses directly related to the redemption and recorded this as an additional deemed dividend charged to net (loss) income attributable to common shareholders.
During the second and third quarters of Fiscal 2025, the Preferred Holders elected to convert the additional 312,500 Preferred Shares, with the final conversion occurring on October 8, 2024. Upon notice of conversions, the Company elected to settle each of the full conversion amounts in cash totaling $401.5 million. The excess of the aggregate settlement amounts over the stated value of the converted Preferred Shares was $71.8 million and was recorded as a direct reduction to additional paid-in capital in the consolidated balance sheet. Upon the final conversion, the Company has satisfied all requirements under the Certificate of Designation.
The following table presents certain conversion measures as of February 3, 2024:

(in millions, except conversion rate and conversion price)	February 3, 2024
Conversion rate	12.5406
Conversion price	$79.7410
Potential impact of Preferred Shares if-converted to common shares	8.2
Liquidation preference (1)	$665.1
(1)    Includes the Stated Value of the Preferred Shares plus any declared but unpaid dividends.
In connection with the issuance of the Preferred Shares, the Company incurred direct and incremental expenses of $13.7 million, including financial advisory fees, closing costs, legal expenses and other offering-related expenses. These direct and incremental expenses originally reduced the carrying value of the Preferred Shares, and were accreted through retained earnings as a deemed dividend from the date of issuance through the then first possible known redemption date in November 2024. Accumulated accretion recorded in the consolidated balance sheets as of February 3, 2024 was $12.4 million. Upon final conversion, all direct and incremental expenses have been fully accreted.
7. Common shares, treasury shares and dividends
Common shares
Signet’s common shares have a par value of 18 cents. There have been no issuances of common shares in Fiscal 2025, Fiscal 2024, or Fiscal 2023.
Treasury shares
Signet may from time to time repurchase common shares under various share repurchase programs authorized by Signet’s Board. Repurchases may be made in the open market, through block trades, through accelerated share repurchase agreements or otherwise. The timing, manner, price and amount of any repurchases will be determined by the Company at its discretion, and will be subject to economic and market conditions, stock prices, applicable legal requirements and other factors. The repurchase programs are funded through Signet’s existing cash reserves and liquidity sources. Repurchased shares are held as treasury shares and used by Signet primarily for issuance of share-based compensation awards (refer to Note 24), or for general corporate purposes.
Treasury shares primarily represent the cost of shares that the Company purchased in the market under the applicable authorized repurchase program and shares forfeited under the Omnibus Incentive Plan.
The Board authorized repurchases to be made under the 2017 Share Repurchase Program (the “2017 Program”). During Fiscal 2023, Fiscal 2024 and Fiscal 2025, the Board authorized increases in the remaining amount of shares authorized for repurchase under the 2017 Program by $500 million, $263 million, and $200 million, respectively, bringing the total authorization to approximately $2.1 billion as of February 1, 2025. Since inception of the 2017 Program, the Company has repurchased approximately $1.4 billion of shares, with $723.0 million of shares authorized for repurchase remaining as of February 1, 2025.

The share repurchase activity during Fiscal 2025, Fiscal 2024 and Fiscal 2023 was as follows:

	Fiscal 2025			Fiscal 2024			Fiscal 2023
(in millions, except per share amounts)	Shares repurchased	Amount repurchased (1)	Average repurchase price per share (1)	Shares repurchased	Amount repurchased (1)	Average repurchase price per share (1)	Shares repurchased	Amount repurchased (1)(2)	Average repurchase price per share (1)(2)
2017 Program	1.6	$138.0	$85.04	1.9	$139.3	$73.06	6.1	$426.1	$70.06
(1)    Includes amounts paid for commissions.
(2)    The amounts repurchased in Fiscal 2023 includes $50 million related to the forward purchase contract in an accelerated share repurchase agreement that was entered into in January 2022, which was pre-paid in Fiscal 2022.
Shares were reissued in the amounts of 1.0 million, 0.7 million and 5.0 million, net of taxes and forfeitures, in Fiscal 2025, Fiscal 2024 and Fiscal 2023, respectively, to satisfy awards outstanding under existing share-based compensation plans. During Fiscal 2025, Fiscal 2024 and Fiscal 2023, there were no retirements of common shares previously held as treasury shares in the consolidated balance sheets.
Dividends on common shares
Dividends declared on the common shares during Fiscal 2025, Fiscal 2024 and Fiscal 2023 were as follows:

	Fiscal 2025		Fiscal 2024		Fiscal 2023
(in millions, except per share amounts)	Cash dividend per share	Total dividends	Cash dividend per share	Total dividends	Cash dividend per share	Total dividends
First quarter	$0.29	$12.9	$0.23	$10.4	$0.20	$9.3
Second quarter	0.29	12.9	0.23	10.3	0.20	9.2
Third quarter	0.29	12.6	0.23	10.2	0.20	9.2
Fourth quarter (1)	0.29	12.5	0.23	10.2	0.20	9.0
Total	$1.16	$50.9	$0.92	$41.1	$0.80	$36.7
(1)    Signet’s dividend policy results in the dividend payment date being a quarter in arrears from the declaration date. As of February 1, 2025 and February 3, 2024, there was $12.5 million and $10.2 million recorded in accrued expenses and other current liabilities in the consolidated balance sheets reflecting the cash dividends declared for the fourth quarter of Fiscal 2025 and Fiscal 2024, respectively.
Dividends on Preferred Shares
Dividends declared on the Preferred Shares during Fiscal 2025, Fiscal 2024 and Fiscal 2023 were as follows:

	Fiscal 2025	Fiscal 2024	Fiscal 2023
(in millions)	Total dividends (2)	Total dividends	Total dividends
First quarter	$6.2	$8.2	$8.2
Second quarter	2.8	8.2	8.2
Third quarter	1.3	8.2	8.2
Fourth quarter (1)	—	8.3	8.2
Total	$10.3	$32.9	$32.8
(1)    Signet’s dividend policy resulted in the Preferred Share dividend payment date being a quarter in arrears from the declaration date. As a result, as of February 3, 2024 $8.3 million has been recorded in accrued expenses and other current liabilities in the consolidated balance sheets reflecting the dividends on Preferred Shares declared for the fourth quarter of Fiscal 2024.
(2)    Dividends on the Preferred Shares during the first and third quarter of Fiscal 2025 includes $2.1 million and $1.3 million, respectively, of accrued dividends paid in connection with the redemptions further described in Note 6.
There were no cumulative undeclared dividends on the Preferred Shares that reduced net (loss) income attributable to common shareholders during Fiscal 2025, Fiscal 2024, and Fiscal 2023. In addition, deemed dividends of $1.3 million related to accretion of issuance costs associated with the Preferred Shares were recognized in Fiscal 2025 (Fiscal 2024 and Fiscal 2023: $1.7 million). See Note 6 for additional discussion of the Company’s Preferred Shares.

8. Earnings (loss) per common share (“EPS”)
Basic EPS is computed by dividing net (loss) income attributable to common shareholders by the weighted average number of common shares outstanding for the period. The computation of basic EPS for the periods presented is outlined in the table below:

(in millions, except per share amounts)	Fiscal 2025	Fiscal 2024	Fiscal 2023
Numerator:
Net (loss) income attributable to common shareholders	$(35.6)	$775.9	$342.2
Denominator:
Weighted average common shares outstanding	44.1	44.9	46.6
EPS – basic	$(0.81)	$17.28	$7.34
The dilutive effect of share awards represents the potential impact of outstanding awards issued under the Company’s share-based compensation plans, including RSAs, RSUs, PSUs, and stock options issued under the Omnibus Plan and stock options issued under the Share Saving Plans. The dilutive effect of PSUs represents the number of contingently issuable shares that would be issuable if the end of the period was the end of the contingency period and is based on the actual achievement of performance metrics through the end of the current period. The dilutive effect of the Preferred Shares represents the potential impact for common shares that would be issued upon conversion. Potential common share dilution related to share awards and Preferred Shares is determined using the treasury stock and if-converted methods, respectively. Prior to modifications of the Preferred Shares described in Note 6, under the if-converted method, the Preferred Shares were assumed to be converted at the beginning of the period, and the resulting common shares are included in the denominator of the diluted EPS calculation for the entire period being presented, only in the periods in which such effect is dilutive. Following the modifications, for any conversions, the denominator includes the weighted average of the potential common shares for the period that the related Preferred Shares were outstanding prior to such conversion. Additionally, in periods in which the Preferred Shares are dilutive, cumulative dividends and accretion for issuance costs associated with the Preferred Shares are added back to net (loss) income attributable to common shareholders. Following the modifications, a modified if-converted method is used to determine potential common share dilution related to the remaining outstanding Preferred Shares. Under this method, dividends and accretion of issuance costs are no longer added back to net (loss) income attributable to common shareholders. See Note 6 for additional discussion of the Company’s Preferred Shares.
The computation of diluted EPS for the periods presented is outlined in the table below:

(in millions, except per share amounts)	Fiscal 2025	Fiscal 2024	Fiscal 2023
Numerator:
Net (loss) income attributable to common shareholders	$(35.6)	$775.9	$342.2
Add: Dividends on Preferred Shares		34.5	34.5
Numerator for diluted EPS	$(35.6)	$810.4	$376.7

Denominator:
Basic weighted average common shares outstanding	44.1	44.9	46.6
Plus: Dilutive effect of share awards (1)	—	0.9	2.0
Plus: Dilutive effect of Preferred Shares	—	8.2	8.1
Diluted weighted average common shares outstanding	44.1	54.0	56.7

EPS – diluted	$(0.81)	$15.01	$6.64
(1)    For Fiscal 2025, Fiscal 2024 and Fiscal 2023, the estimated dilutive effect of share awards includes 0.1 million, 0.4 million and 0.9 million of contingently issuable PSUs, respectively.
The calculation of diluted EPS excludes the following items for each respective period on the basis that their effect would be antidilutive:

(in millions)	Fiscal 2025	Fiscal 2024	Fiscal 2023
Share awards	0.4	—	—
Potential impact of Preferred Shares	1.7	—	—
Total antidilutive shares	2.1	—	—

9. Accumulated other comprehensive income (loss)
The following tables present the changes in AOCI by component and the reclassifications out of AOCI, net of tax:

				Pension plan
(in millions)	Foreign currency translation	Gain (losses) on available-for-sale securities	Gains (losses) on cash flow hedges	Actuarial gains (losses)	Prior service credits (costs)	Accumulated other comprehensive income (loss)
Balance at January 29, 2022	$(244.3)	$0.2	$0.4	$(103.3)	$(3.9)	$(350.9)
OCI before reclassifications	(24.1)	(0.4)	1.5	(0.4)	—	(23.4)
Amounts reclassified from AOCI to earnings	—	—	(1.4)	107.6	3.9	110.1
Net current period OCI	(24.1)	(0.4)	0.1	107.2	3.9	86.7
Balance at January 28, 2023	$(268.4)	$(0.2)	$0.5	$3.9	$—	$(264.2)
OCI before reclassifications	3.2	—	(0.1)	—	—	3.1
Amounts reclassified from AOCI to earnings	—	—	(0.3)	(3.9)	—	(4.2)
Net current period OCI	3.2	—	(0.4)	(3.9)	—	(1.1)
Balance at February 3, 2024	$(265.2)	$(0.2)	$0.1	$—	$—	$(265.3)
OCI before reclassifications	(12.5)	—	0.2	—	—	(12.3)
Amounts reclassified from AOCI to earnings	—	—	0.1	—	—	0.1
Net current period OCI	(12.5)	—	0.3	—	—	(12.2)
Balance at February 1, 2025	$(277.7)	$(0.2)	$0.4	$—	$—	$(277.5)
The amounts reclassified from AOCI to earnings were as follows:

	Amounts reclassified from AOCI
(in millions)	Fiscal 2025	Fiscal 2024	Fiscal 2023	Statements of operations caption
Losses (gains) on cash flow hedges:
Foreign currency contracts	$0.2	$(0.5)	$(1.7)	Cost of sales (1)
Total before income tax	0.2	(0.5)	(1.7)
Income taxes	(0.1)	0.2	0.3
Net of tax	0.1	(0.3)	(1.4)

Defined benefit pension plan items:
Amortization of unrecognized actuarial losses	—	—	3.5	Other non-operating expense, net (2)
Amortization of unrecognized net prior service costs	—	—	0.3	Other non-operating expense, net (2)
Pension settlement loss	—	0.2	133.7	Other non-operating expense, net (2)
Total before income tax	—	0.2	137.5
Income taxes	—	(4.1)	(26.0)
Net of tax	—	(3.9)	111.5

Total reclassifications, net of tax	$0.1	$(4.2)	$110.1
(1)    See Note 18 for additional information.
(2)    See Note 26 for additional information.

10. Income taxes
Signet and its Bermuda domiciled subsidiaries were not subject to income tax in Bermuda in Fiscal 2025 and prior. On December 27, 2023, Bermuda enacted a 15% corporate income tax that will generally become effective for the Company in Fiscal 2026. The legislation includes a provision referred to as the economic transition adjustment (“ETA”) which is intended to provide a fair and equitable transition into the tax regime. The ETA allows companies to establish tax basis in the assets and liabilities at fair value as of September 30, 2023, excluding goodwill, of any entity subject to the tax. As a result of this provision, the Company recorded a $263.3 million deferred tax asset in the fourth quarter of Fiscal 2024 related to the tax basis of certain intangible assets, which it expects to utilize to reduce future cash taxes paid in Bermuda over approximately a 10-year period beginning in Fiscal 2026. The Organisation for Economic Co-operation and Development (“OECD”) issued guidance which, if enacted in countries in which the Company operates, would limit the cash benefit recognized under the OECD’s Pillar Two related to the $263.3 million deferred tax asset to the amortization recognized in the first two years of the 10-year period, or approximately $52.7 million.
Signet has global subsidiaries that are subject to tax in the jurisdictions in which they operate. The primary jurisdictions in which the Company’s subsidiaries are currently subject to tax are the US, Canada, the UK, and Ireland.

(in millions)	Fiscal 2025	Fiscal 2024	Fiscal 2023
Income before income taxes:
– US	$(165.9)	$320.5	$281.2
– Foreign	290.1	319.3	170.0
Total income before income taxes	$124.2	$639.8	$451.2

Current taxation:
– US	$64.1	$(14.8)	$157.1
– Foreign	29.6	24.5	16.7
Deferred taxation:
– US	(28.4)	82.0	(70.4)
– Foreign	(2.3)	(262.3)	(28.9)
Total income tax expense (benefit)	$63.0	$(170.6)	$74.5
As the statutory rate of corporation tax in Bermuda is 0%, the differences between the US federal income tax rate and the effective tax rates for Signet for Fiscal 2025, Fiscal 2024 and Fiscal 2023 have been presented below:

	Fiscal 2025	Fiscal 2024	Fiscal 2023
US federal income tax rates	21.0%	21.0%	21.0%
US state income taxes	7.1%	2.7%	2.9%
Differences between US federal and foreign statutory income tax rates	1.1%	0.4%	0.8%
Expenditures permanently disallowable for tax purposes, net of permanent tax benefits	0.3%	(0.4)%	(1.4)%
Impact of global reinsurance arrangements	(32.3)%	(5.8)%	(8.7)%
Impact of global financing arrangements	(4.7)%	(1.5)%	(2.2)%
Impairment of goodwill	45.7%	—%	—%
Base Erosion and Anti-Abuse Tax	7.7%	1.5%	—%
Uncertain tax positions	5.7%	(2.4)%	4.7%
Bermuda ETA	—%	(41.1)%	—%
Valuation allowance	(1.8)%	(0.3)%	—%
Other items	0.9%	(0.8)%	(0.6)%
Effective tax rate	50.7%	(26.7)%	16.5%
In Fiscal 2025, the Company’s effective tax rate was higher than the US federal income tax rate primarily as a result of impairment charges of $272.5 million related to non-deductible goodwill, partially offset by the favorable impact from the Company’s global reinsurance and financing arrangements.

In Fiscal 2024, the Company’s effective tax rate was lower than the US federal income tax rate primarily as a result of the favorable impact of the benefit of $263.3 million from the Bermuda ETA described above, as well as an uncertain tax position of $20.5 million which was settled in Fiscal 2024, the favorable impact from the Company’s global reinsurance and financing arrangements, and discrete tax benefits of $13.5 million recognized in Fiscal 2024. Discrete tax benefits relate to the reclassification of remaining taxes on the pension settlement out of AOCI, the excess tax benefit for share-based compensation which vested during the year, and a reversal of a valuation allowance related to capital losses in the UK.
In Fiscal 2023, the Company’s effective tax rate was lower than the US federal income tax rate primarily as a result of the favorable impacts from the Company’s global reinsurance and financing arrangements, partially offset by the unfavorable impact of an uncertain tax position related to a prior year position of $20.5 million recorded in Fiscal 2023.
Deferred taxes
The effect of temporary differences and carryforwards giving rise to deferred tax assets (liabilities) as of February 1, 2025 and February 3, 2024 consisted of the following:

	February 1, 2025			February 3, 2024
(in millions)	Assets	(Liabilities)	Total	Assets	(Liabilities)	Total
Intangible assets	$—	$(76.0)	$(76.0)	$—	$(99.6)	$(99.6)
US property, plant and equipment	—	(12.4)	(12.4)	—	(37.2)	(37.2)
Foreign property, plant and equipment	—	(0.1)	(0.1)	—	(1.4)	(1.4)
Inventory valuation	—	(228.3)	(228.3)	—	(243.7)	(243.7)
Revenue deferral	62.7	—	62.7	69.0	—	69.0
Lease assets	—	(250.3)	(250.3)	—	(225.6)	(225.6)
Lease liabilities	270.3	—	270.3	249.0	—	249.0
Deferred compensation	9.8	—	9.8	9.1	—	9.1
Share-based compensation	6.6	—	6.6	11.0	—	11.0
Other temporary differences	28.3	—	28.3	33.4	—	33.4
Bermuda economic transition adjustment	263.3	—	263.3	263.3	—	263.3
163(j) interest carryforward	—	—	—	12.3	—	12.3
Net operating loss carryforwards	58.1	—	58.1	66.0	—	66.0
Capital loss carryforwards	11.3	—	11.3	11.5	—	11.5
Total gross deferred tax assets (liabilities)	$710.4	$(567.1)	$143.3	$724.6	$(607.5)	$117.1
Valuation allowance	(14.9)	—	(14.9)	(18.3)	—	(18.3)
Deferred tax assets (liabilities)	$695.5	$(567.1)	$128.4	$706.3	$(607.5)	$98.8

Disclosed as:
Non-current assets			$301.5			$300.5
Non-current liabilities			(173.1)			(201.7)
Deferred tax assets, net			$128.4			$98.8
The following table is a rollforward of the Company’s deferred tax asset valuation allowance for Fiscal 2025, Fiscal 2024 and Fiscal 2023:

(in millions)	Fiscal 2025	Fiscal 2024	Fiscal 2023
Beginning balance	$18.3	$19.0	$27.9
Credited to income tax expense	(2.2)	(2.0)	—
Increases from acquisitions	—	1.4	1.9
Lapsed due to expiration of benefit	(1.0)	(0.3)	(9.7)
Foreign currency translation	(0.2)	0.2	(1.1)
Ending balance	$14.9	$18.3	$19.0
As of February 1, 2025, Signet had deferred tax assets associated with US Federal and state net operating loss carry forwards of $34.4 million, of which $22.3 million are subject to ownership change limitations rules under Section 382 of the IRC and various US state regulations. Federal net operating losses can be carried forward indefinitely and state net operating losses expire between 2025 and 2041. Signet had deferred tax assets associated with foreign net operating loss carryforwards of $23.7 million as of February 1,

2025, most of which can be carried forward indefinitely. As of February 1, 2025, Signet had foreign capital loss carryforward deferred tax assets of $11.3 million (Fiscal 2024: $11.5 million), which can be carried forward over an indefinite period and are only available to offset future capital gains.
The decrease in the total valuation allowance in Fiscal 2025 was $3.4 million. The valuation allowance as of February 1, 2025 primarily relates to certain state deferred tax assets and foreign capital loss carry forwards that, in the judgment of management, are not more likely than not to be realized.
Signet believes that it is more likely than not that deferred tax assets not subject to a valuation allowance as of February 1, 2025 will be offset where permissible by deferred tax liabilities or realized on future tax returns, primarily from the generation of future taxable income.
Uncertain tax positions
The following table summarizes the activity related to the Company’s unrecognized tax benefits for US federal, US state and non-US tax jurisdictions for Fiscal 2025, Fiscal 2024 and Fiscal 2023:

(in millions)	Fiscal 2025	Fiscal 2024	Fiscal 2023
Unrecognized tax benefits, beginning of period	$26.0	$85.9	$24.9
Increases related to current year tax positions	1.4	1.5	1.6
Increases from acquisitions	—	—	2.3
Increases related to prior year tax positions	1.9	—	59.6
Settlements with tax authorities	—	(59.6)	—
Lapse of statute of limitations	(1.2)	(1.8)	(2.4)
Foreign currency translation	—	—	(0.1)
Unrecognized tax benefits, end of period	$28.1	$26.0	$85.9
As of February 1, 2025, Signet had approximately $28.1 million of unrecognized tax benefits in respect to uncertain tax positions. The unrecognized tax benefits relate primarily to intercompany deductions, including financing arrangements and intra-group charges which are subject to different and changing interpretations of tax law. Signet recognizes accrued interest and, where appropriate, penalties related to unrecognized tax benefits within income tax expense (benefit) in the consolidated statements of operations. As of February 1, 2025, Signet had accrued interest of $15.8 million and $0.8 million of accrued penalties. If all of these unrecognized tax benefits were settled in Signet’s favor, the effective income tax rate would be favorably impacted by $40.7 million.
Over the next twelve months management believes that it is reasonably possible that there could be a reduction of some or all of the unrecognized tax benefits as of February 1, 2025 due to settlement of the uncertain tax positions with the tax authorities.
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
The Company’s income tax positions are based upon interpretation of the tax laws in effect in the various countries in which Signet operates at the time the position was recognized. If these tax laws, treaties or regulations, including the recent Bermuda Corporate Income Tax Act of 2023 noted above, were to change or any tax authority were to successfully challenge Signet’s assessment of the effects of such laws, treaties and regulations, a higher effective tax rate and/or higher cash tax payments may result, which could have a material adverse effect on the Company’s results of operations or cash flows.
11. Credit card outsourcing programs
The Company has entered into various agreements with Comenity Bank and Comenity Capital Bank (collectively “Comenity”) and Concora Credit Inc. (“Concora”) through its subsidiaries Sterling Jewelers Inc. (“Sterling”) and Zale Delaware, Inc. (“Zale”), to outsource its private label credit card programs. Under the original agreements, Comenity provided credit services to all prime credit customers for the Sterling brands and to all credit card customers for the Zale brands. In May 2021, both the Sterling and Zale agreements (“Program Agreements”) with Comenity and Concora were amended and restated to provide credit services to prime and non-prime customers. The Program Agreements have subsequently been further amended to, among other matters, extend the terms of the Program Agreements to December 31, 2028.

12. Inventories
The following table provides the components of the Company’s inventory as of February 1, 2025 and February 3, 2024:

(in millions)	February 1, 2025	February 3, 2024
Raw materials	$56.3	$49.4
Merchandise inventories	1,881.0	1,887.2
Total inventories	$1,937.3	$1,936.6
The Company held $601.5 million of consignment inventory at February 1, 2025 (February 3, 2024: $530.3 million), which is not recorded on the consolidated balance sheets. The principal terms of the consignment agreements, which can generally be terminated by either party, are such that the Company can return any or all of the inventory to the relevant suppliers without financial or commercial penalties and the supplier can adjust the inventory costs prior to sale.
Inventory reserves
The following table provides the components of the Company’s inventory reserves for Fiscal 2025, Fiscal 2024 and Fiscal 2023:

(in millions)	Fiscal 2025	Fiscal 2024	Fiscal 2023
Inventory reserve, beginning of period	$16.7	$27.7	$46.8
Charged to income	51.8	37.6	63.6
Utilization (1)	(48.1)	(48.6)	(82.7)
Inventory reserve, end of period	$20.4	$16.7	$27.7
(1)     Includes the impact of foreign exchange translation.
13. Property, plant and equipment, net
The following table provides the components of the Company’s property, plant and equipment, net as of February 1, 2025 and February 3, 2024:

(in millions)	February 1, 2025	February 3, 2024
Land and buildings	$16.7	$20.2
Leasehold improvements	703.8	710.9
Furniture and fixtures	746.9	749.5
Equipment	185.3	182.3
Software	261.5	240.0
Construction in progress	53.8	36.0
Total	$1,968.0	$1,938.9
Accumulated depreciation and amortization	(1,461.5)	(1,441.2)
Property, plant and equipment, net	$506.5	$497.7
Depreciation and amortization expense for property, plant and equipment was $147.3 million in Fiscal 2025 (Fiscal 2024: $160.0 million; Fiscal 2023: $162.2 million). In Fiscal 2025, the Company recorded impairment charges of $3.5 million related to property and equipment (Fiscal 2024: $3.8 million; Fiscal 2023: $4.3 million). See Note 14 for additional information.

14. Asset impairments, net
The following table summarizes the Company’s net asset impairment activity for Fiscal 2025, Fiscal 2024 and Fiscal 2023:

(in millions)	Fiscal 2025	Fiscal 2024	Fiscal 2023
Goodwill impairment (1)	$272.5	$—	$—
Indefinite-lived intangible asset impairment (1)	94.0	—	—
Property, plant and equipment impairment	3.5	3.8	4.3
Operating lease ROU asset impairment, net	2.0	2.7	18.4
Definite-lived intangible asset impairment	—	2.6	—
Total asset impairments, net	$372.0	$9.1	$22.7
(1)     See Note 16 for additional information
Long-lived assets of the Company consist primarily of property and equipment, definite-lived intangible assets and operating lease right-of-use ("ROU") assets. Long-lived assets are reviewed for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. Potentially impaired assets or asset groups are identified by reviewing the undiscounted cash flows of individual stores. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the store asset group, based on the Company’s internal business plans. If the undiscounted cash flow for the store asset group is less than its carrying amount, the long-lived assets are measured for potential impairment by estimating the fair value of the asset group, and recording an impairment loss for the amount that the carrying value exceeds the estimated fair value. The Company primarily utilizes the replacement cost method to estimate the fair value of its property and equipment, and the income capitalization method to estimate the fair value of its ROU assets, which incorporates historical store level sales, internal business plans, real estate market capitalization and rental rates, and discount rates.
Store asset impairments
During Fiscal 2025, Fiscal 2024 and Fiscal 2023, the Company completed its quarterly triggering event assessments and determined that triggering events had occurred for certain long-lived asset groups at individual stores based on real estate assessments (including store closure decisions) and store performance for the remaining lease period for certain stores that required an impairment assessment. This impacted property and equipment and ROU assets at the store level. The Company identified certain stores in the initial recoverability test which had carrying values in excess of the estimated undiscounted cash flows. For these stores failing the initial recoverability test, a fair value assessment for these long-lived assets was performed.
As a result of the assessment of the estimated fair values, the Company recorded impairment charges for property and equipment of $3.5 million in Fiscal 2025 (Fiscal 2024: $3.8 million; Fiscal 2023: $3.7 million). In addition, the Company recorded net ROU asset impairment charges of $2.0 million in Fiscal 2025 (Fiscal 2024: $2.7 million; Fiscal 2023: $3.1 million).
Support center asset impairment
During the fourth quarter of Fiscal 2023, due to the change in working environments at certain of the Company’s administrative offices resulting from COVID-19, the Company substantially vacated two leased facilities in its Akron, Ohio support center. The significant change in use of these facilities resulted in a triggering event to evaluate these asset groups for impairment, and they were deemed to have failed the initial recoverability test on an undiscounted basis. A fair value assessment for these long-lived assets was thus performed, and as a result of the assessment of the estimated fair values, the Company recorded impairment charges in the consolidated statement of operations within its North America reportable segment for property and equipment of $0.6 million and impairment charges for ROU assets of $15.3 million in Fiscal 2023.
Certain factors impacting the Company’s business could continue to further negatively affect the operating performance and cash flows of the previously impaired stores or additional stores, including the impacts of inflation, continued changes in consumer behavior and shifts in discretionary spending, the inability to achieve or maintain cost savings or other strategic initiatives, changes in real estate strategy or other macroeconomic factors which influence consumer behavior. In addition, key assumptions used to estimate fair value, such as sales trends, capitalization and market rental rates, and discount rates could impact the fair value estimates of the store-level assets in future periods.
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
ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As most of the Company’s leases do not provide an implicit rate, the Company uses its incremental secured borrowing rate based on the information available at the lease commencement date, including the underlying term and currency of the lease, in measuring the present value of lease payments. Lease terms, which include the period of the lease that cannot be canceled, may also include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Leases with an initial term of twelve months or less are not recorded on the balance sheet, and we recognize short-term lease expense for these leases on a straight-line basis over the lease term and we recognize variable lease expense for these leases in the period in which the obligation is incurred. The operating lease ROU asset may also include initial direct costs, prepaid and/or accrued lease payments and the unamortized balance of lease incentives received. ASC 842, Leases, allows a lessee, as an accounting policy election by class of underlying asset, to choose not to separate non-lease components from lease components and instead to account for each separate lease component and the non-lease components associated with that lease component as a single lease component. The Company has elected this practical expedient as presented in ASC 842, and does not separate non-lease components for all underlying asset classes. ROU assets are reviewed for impairment whenever events or circumstances indicate that the carrying amount of the assets may not be recoverable in accordance with the Company’s long-lived asset impairment assessment policy.
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
The weighted average lease term and discount rate for the Company’s outstanding operating leases as of February 1, 2025 and February 3, 2024 were as follows:

	February 1, 2025	February 3, 2024
Weighted average remaining lease term	6.7 years	7.0 years
Weighted average discount rate	6.2%	6.1%
The following table provides the components of total lease costs for Fiscal 2025, Fiscal 2024 and Fiscal 2023:

(in millions)	Fiscal 2025	Fiscal 2024	Fiscal 2023
Operating lease cost	$387.6	$391.9	$399.1
Short-term lease cost	46.7	47.9	47.4
Variable lease cost	103.7	108.9	119.7
Sublease income	(1.3)	(0.6)	(1.5)
Total lease cost	$536.7	$548.1	$564.7
The following table provides supplemental cash flow information related to the Company’s leases for Fiscal 2025, Fiscal 2024 and Fiscal 2023:

(in millions)	Fiscal 2025	Fiscal 2024	Fiscal 2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$407.1	$438.0	$387.5
Operating lease right-of-use assets obtained in exchange for lease obligations (1)	320.1	235.2	191.5
Reduction in the carrying amount of ROU assets (2)	309.1	316.5	331.2
(1) Includes $39.1 million of ROU assets acquired from Blue Nile in Fiscal 2023. See Note 4 for additional information.
(2) Excludes ROU asset impairment charges, net of $2.0 million, $2.7 million, and $18.4 million during Fiscal 2025, Fiscal 2024, and Fiscal 2023, respectively, as further described in Note 14.

The future minimum operating lease commitments for operating leases having initial or non-cancelable terms in excess of one year are as follows:

(in millions)	February 1, 2025
Fiscal 2026	$351.4
Fiscal 2027	313.9
Fiscal 2028	228.8
Fiscal 2029	159.0
Fiscal 2030	88.1
Thereafter	350.3
Total minimum lease payments	$1,491.5
Less: Imputed interest	(311.6)
Present value of lease liabilities	$1,179.9
16. Goodwill and intangibles
The following summarizes the activity of the Company’s goodwill and intangible assets during the periods presented:
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
During Fiscal 2023, the Company did not identify any events or conditions that would indicate that it was more likely than not that the carrying values of the reporting units and indefinite-lived intangible assets exceeded their fair values.
Fiscal 2024
During Fiscal 2024, the Company completed its annual evaluation of its indefinite-lived intangible assets, including goodwill and trade names. The Company utilized the qualitative assessment for all reporting units and trade names, except the Digital brands and Diamonds Direct reporting units and trade names, for which the quantitative assessment was utilized. Through the qualitative assessment, the Company did not identify any events or conditions that would indicate that it was more likely than not that the carrying values of the reporting units and indefinite-lived trade names exceeded their fair values. The Company noted no impairment through the quantitative assessments based on the estimated fair values of the reporting units and trade names exceeding their carrying values.
During the fourth quarter of Fiscal 2024, the Company determined a triggering event had occurred requiring an interim impairment assessment for the Blue Nile trade name which management performed on a quantitative basis. The Company noted no impairment based on the estimated fair value of the trade name approximating its carrying value. The Company did not identify any other events or conditions that would indicate that it was more likely than not that the carrying values of the reporting units and indefinite-lived intangible assets exceeded their fair values during Fiscal 2024.
Fiscal 2025
During Fiscal 2025, the Company completed its annual evaluation of its indefinite-lived intangible assets, including goodwill and trade names. The Company utilized the qualitative assessment for all reporting units and trade names, except the Digital brands and Diamonds Direct reporting units and the Diamonds Direct and Blue Nile trade names, for which the quantitative assessment was utilized. Through the qualitative assessment, the Company did not identify any events or conditions that would indicate that it was more likely than not that the carrying values of the reporting units and indefinite-lived trade names exceeded their fair values.
As part of the quantitative assessments, management reevaluated its long-term cash flow projections, primarily related to sales growth in the Digital brands and Diamonds Direct. Both brands have a higher bridal mix compared to the rest of Signet, and thus the slower than expected engagement recovery and continued pressure on consumer discretionary spending have had a disproportionate impact on these businesses as compared to the other Signet brands. In addition, to a lesser degree, the Digital brands sales have been impacted by market declines in lab-grown diamond pricing over the past year. Management also determined an increase in discount rates was required to reflect the current interest rate environment at the valuation date, as well as to reflect additional forecast risk related to the Digital brands due to the previously discussed challenges related to the integration of Blue Nile. Therefore, these higher discount rates, in conjunction with the revised cash flow projections, resulted in lower than previously projected discounted cash flows for the reporting units and trade names which negatively affected the valuations compared to previous valuations. Based on the results of the quantitative impairment assessments, the Company determined that no impairment was required for the Diamonds Direct reporting unit, as its estimated fair value exceeded its carrying value. However, during the second quarter of Fiscal 2025, the Company recognized pre-tax impairment charges in the consolidated statement of operations within its North America reportable segment related to the Diamonds Direct trade name, the Digital brands reporting unit, and the Blue Nile trade name of $7 million, $123 million and $36 million, respectively, as their respective carrying values exceeded their fair values. As a result of these impairments, as of the annual valuation date of June 1, 2024, the carrying values of the Diamonds Direct trade name, Digital brands goodwill, and Blue Nile trade name were reduced to their estimated fair values of $119 million, $203.1 million, and $60 million, respectively.
During the fourth quarter of Fiscal 2025, primarily due to softer than expected Holiday Season results, the Company determined triggering events had occurred requiring interim impairment assessments for the Digital brands reporting unit as well as the Blue Nile, James Allen and Diamonds Direct trade names, which management performed on a quantitative basis. As part of the quantitative assessments, management reevaluated its long-term cash flow projections, primarily related to sales growth in the Digital brands and Diamonds Direct. As described above, the slower than expected engagement recovery continued in the second half of Fiscal 2025, which had a disproportionate impact on these businesses due to their higher bridal mix compared to the rest of Signet. Management also determined an increase in discount rates was required to reflect the current interest rate environment at the valuation date, as well as to reflect additional forecast risk related to the Digital brands due to the previously discussed challenges related to the integration of Blue Nile. The Digital brands’ results were also impacted by lower traffic post re-platforming due to search engine optimization during the second half of the year. Therefore, these higher discount rates, in conjunction with the revised cash flow projections, resulted in lower than previously projected discounted cash flows for the reporting unit and trade names which negatively affected the fair value estimates compared to previous valuations. The Company recognized pre-tax impairment charges in the consolidated statement of operations within its North America reportable segment related to the Digital brands reporting unit, Blue Nile trade name, James Allen trade name, and the Diamonds Direct trade name of $149.5 million, $41 million, $3 million, and $7 million, respectively, as their respective carrying values exceeded their fair values. As a result of these impairments, as of February 1, 2025, the carrying values of the Digital brands goodwill, Blue Nile trade name, James Allen trade name, and Diamonds Direct trade name were reduced to their estimated fair values of $53.6 million, $19 million, $15 million, and $112 million, respectively. The Company did not identify any other events or conditions that would indicate that it was more likely than not that the carrying values of the reporting units and indefinite-lived intangible assets exceed their fair values during Fiscal 2025.
Management noted uncertainties exist related to the post-election macroeconomic environment in the US and abroad, including tariffs, economic and tax policy, inflation and interest rates. These factors could unfavorably impact consumer confidence and discretionary spending, and thus may impact the key assumptions used to estimate fair value, such as sales trends, margin trends, long-term growth rates and discount rates. These factors could also negatively affect the share price of the Company’s common stock. An increase in the discount rate and/or a further softening of sales and operating income trends for any of the Company’s reporting units and related trade names, particularly during peak selling seasons, could result in a further decline in the estimated fair values of the indefinite-lived intangible assets, including goodwill, which could result in future material impairment charges, particularly for Diamonds Direct and Digital brands as described above.
Goodwill
The following table summarizes the Company’s goodwill by reportable segment:

(in millions)	North America
Balance at January 28, 2023 (1)	$751.7
Acquisitions (2)	2.8
Balance at February 3, 2024 (1)	$754.5
Impairments	(272.5)
Balance at February 1, 2025 (1)	$482.0
(1)    The carrying amount of goodwill is presented net of accumulated impairment losses of $848.5 million as of February 1, 2025 and $576.0 million as of February 3, 2024 and January 28, 2023.
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

The following table provides additional detail regarding the composition of intangible assets and liabilities as of February 1, 2025 and February 3, 2024:

	February 1, 2025			February 3, 2024
(in millions)	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Intangible assets, net:
Definite-lived intangible assets	$11.2	$(8.4)	$2.8	$11.2	$(7.5)	$3.7
Indefinite-lived intangible assets (1)	304.4	—	304.4	399.1	—	399.1
Total intangible assets, net	$315.6	$(8.4)	$307.2	$410.3	$(7.5)	$402.8

Intangible liabilities, net	$(38.0)	$36.2	$(1.8)	$(38.0)	$34.4	$(3.6)
(1)    The change in the indefinite-lived intangible asset balances during the periods presented was primarily due to the trade name impairment charges as described above.
Amortization expense relating to intangible assets was $0.9 million in Fiscal 2025 (Fiscal 2024: $1.9 million; Fiscal 2023: $2.3 million). Unfavorable contracts are classified as liabilities and amortization is recognized over the term of the underlying contract. Amortization relating to intangible liabilities was $1.8 million in Fiscal 2025 (Fiscal 2024: $1.8 million; Fiscal 2023: $1.8 million). Expected future amortization for intangible assets and intangible liabilities recorded at February 1, 2025 is as follows:

(in millions)	Intangible assets amortization	Intangible liabilities amortization
Fiscal 2026	$0.5	$(1.8)
Fiscal 2027	0.5	—
Fiscal 2028	0.5	—
Fiscal 2029	0.4	—
Fiscal 2030	0.4	—
Thereafter	0.5	—
Total	$2.8	$(1.8)
17. Investments
Investments in debt securities
Investments in debt securities are held by certain insurance subsidiaries and are reported at fair value as other assets in the accompanying consolidated balance sheets. All investments are classified as available-for-sale and include the following as of February 1, 2025 and February 3, 2024:

	February 1, 2025			February 3, 2024
(in millions)	Cost	Unrealized Gain (Loss)	Fair Value	Cost	Unrealized Gain (Loss)	Fair Value
US Treasury securities	$5.4	$(0.2)	$5.2	$5.5	$(0.2)	$5.3
US government agency securities	—	—	—	0.5	—	0.5
Corporate bonds and notes	—	—	—	2.0	—	2.0
Total investments	$5.4	$(0.2)	$5.2	$8.0	$(0.2)	$7.8
Realized gains and losses on investments are determined on a specific identification basis. There were no material net realized gains or losses during Fiscal 2025, Fiscal 2024 or Fiscal 2023. Investments with a carrying value of $3.8 million and $3.6 million were on deposit with various state insurance departments at February 1, 2025 and February 3, 2024, respectively, as required by law.
Investments in debt securities outstanding as of February 1, 2025 mature as follows:

(in millions)	Cost	Fair Value
Less than one year	$—	$—
Year two through year five	4.7	4.6
Year six through year ten	0.7	0.6
Total investment in debt securities	$5.4	$5.2

Investment in Sasmat
During Fiscal 2023, the Company acquired a 25% interest in Sasmat Retail, S.L. (“Sasmat”) for $17.1 million in cash. Sasmat is a Spanish jewelry retailer that operates through both online and brick and mortar retail operations. Under the terms of the agreement, the Company has the option to acquire the remaining 75% of Sasmat exercisable at the earlier of June 2026 or upon Sasmat reaching certain revenue targets as defined in the agreement. The Company is applying the equity method of accounting to the Sasmat investment. During Fiscal 2025, the Company provided loans totaling $8.4 million to Sasmat with maturities up to 2030, or earlier, should the Company exercise its option noted above. The Sasmat investment and loans are recorded within other non-current assets in the consolidated balance sheets. The Sasmat investment and loans did not have a material impact on the Company’s consolidated statements of operations during the periods presented.
18. Derivatives
Derivative transactions are used by Signet for risk management purposes to address risks inherent in the Company’s business operations and sources of financing. The Company’s main risks are market risk including foreign currency risk, commodity risk, liquidity risk and interest rate risk. Signet uses derivative financial instruments to manage and mitigate certain of these risks under policies reviewed and approved by Signet’s Chief Operating and Financial Officer (“CFO”). The only risk that the Company is currently utilizing financial derivatives to mitigate is foreign currency risk. Signet does not enter into derivative transactions for speculative purposes.
Market risk
The Company primarily generates revenues and incurs expenses in US dollars, Canadian dollars and British pounds. As a portion of the International reportable segment’s purchases and purchases made by the Canadian operations of the North America reportable segment are denominated in US dollars, the Company enters into forward foreign currency exchange contracts and foreign currency swaps to manage this exposure to the US dollar.
Signet holds a fluctuating amount of British pounds and Canadian dollars reflecting the cash generative characteristics of operations. The Company’s objective is to minimize net foreign exchange exposure to the consolidated statements of operations on non-US dollar denominated items through managing cash levels, non-US dollar denominated intra-entity balances and foreign currency exchange contracts and swaps. In order to manage the foreign exchange exposure and minimize the level of funds denominated in British pounds and Canadian dollars, dividends are paid regularly by subsidiaries to their immediate holding companies and excess British pounds and Canadian dollars are sold in exchange for US dollars.
Commodity risks
The Company has exposure to movements in the price of the underlying precious metal raw material components of the products sold by Signet. Signet’s policy is to reduce the impact of precious metal commodity price volatility on operating results through the use of outright forward purchases of, or by entering into options to purchase, precious metals within treasury guidelines approved by the CFO. In particular, when price and volume warrant such actions, Signet undertakes hedging of its requirements for gold through the use of forward purchase contracts, options and net zero premium collar arrangements (a combination of forwards and option contracts).
Liquidity risk
The Company’s objective is to ensure that it has access to, or the ability to generate, sufficient cash from either internal or external sources in a timely and cost-effective manner to meet its commitments as they become due and payable. Signet manages liquidity risks as part of its overall risk management policy. Management produces forecasting and budgeting information that is reviewed and monitored by the Board. Cash generated from operations and external financing are the main sources of funding, which supplement the Company’s resources in meeting liquidity requirements.
The primary external source of funding is the Company’s asset-based credit facility as described in Note 20.
Interest rate risk
The Company has exposure to movements in interest rates associated with cash and borrowings. The Company may enter into various interest rate protection agreements in order to limit the impact of movements in interest rates.
Credit risk and concentrations of credit risk
Credit risk represents the loss that would be recognized at the reporting date if counterparties failed to perform as contracted. Signet does not anticipate non-performance by counterparties of its financial instruments. Signet does not require collateral or other security to support cash investments or financial instruments with credit risk; however, it is Signet’s policy to only hold cash and cash equivalent investments and to transact financial instruments with financial institutions with a certain minimum credit rating. As of February 1, 2025, management does not believe Signet is exposed to any significant concentrations of credit risk that arise from cash and cash equivalent investments, derivatives or accounts receivable.

Foreign currency risks
The following types of derivative financial instruments are utilized by the Company to mitigate certain risk exposures related to changes in foreign exchange rates:
Forward foreign currency exchange contracts (designated) — These contracts, which are principally in US dollars, are entered into to limit the impact of movements in foreign exchange rates on forecasted foreign currency purchases. The total notional amount of these foreign currency contracts outstanding as of February 1, 2025 was $13.3 million (February 3, 2024: $5.1 million). These contracts have been designated as cash flow hedges and will be settled over the next 11 months (February 3, 2024: 6 months). The fair value of outstanding contracts as well as related activity were not material for the periods presented.
There were no discontinued cash flow hedges during the periods presented as all forecasted transactions are expected to occur as originally planned. As of February 1, 2025, based on current valuations, the Company expects approximately $0.4 million of net pre-tax derivative gains to be reclassified out of AOCI into earnings within the next 12 months.
Forward foreign currency exchange contracts (undesignated) — Foreign currency contracts not designated as cash flow hedges are used to limit the impact of movements in foreign exchange rates on recognized foreign currency payables and to hedge currency flows through Signet’s bank accounts to mitigate Signet’s exposure to foreign currency exchange risk in its cash and borrowings. The total notional amount of these foreign currency contracts outstanding as of February 1, 2025 was $86.6 million (February 3, 2024: $57.2 million).
The Company recognizes activity related to these derivative instruments within other operating (expense) income, net in the consolidated statements of operations. Net losses were $6.3 million during Fiscal 2025 (Fiscal 2024: $0.1 million; Fiscal 2023: $12.9 million).
The bank counterparties to the derivative instruments expose the Company to credit-related losses in the event of their non-performance. However, to mitigate that risk, the Company only contracts with counterparties that meet certain minimum requirements under its counterparty risk assessment process. As of February 1, 2025, the Company believes that this credit risk did not materially change the fair value of the foreign currency contracts.
19. Fair value measurement
The estimated fair value of Signet’s financial instruments held or issued to finance the Company’s operations is summarized below. Certain estimates and judgments were required to develop the fair value amounts. The fair value amounts shown below are not necessarily indicative of the amounts that the Company would realize upon disposition nor do they indicate Signet’s intent or ability to dispose of the financial instrument. Assets and liabilities that are carried at fair value are required to be classified and disclosed in one of the following three categories:
Level 1—quoted market prices in active markets for identical assets and liabilities
Level 2—observable market based inputs or unobservable inputs that are corroborated by market data
Level 3—unobservable inputs that are not corroborated by market data
The Company determines fair value based upon quoted prices when available or through the use of alternative approaches, such as discounting the expected cash flows using market interest rates commensurate with the credit quality and duration of the investment. The methods Signet uses to determine fair value on an instrument-specific basis are detailed below:

	February 1, 2025			February 3, 2024
(in millions)	Carrying Value	Level 1	Level 2	Carrying Value	Level 1	Level 2
Assets:
US Treasury securities	$5.2	$5.2	$—	$5.3	$5.3	$—
Foreign currency contracts	0.4	—	0.4	0.1	—	0.1
US government agency securities	—	—	—	0.5	—	0.5
Corporate bonds and notes	—	—	—	2.0	—	2.0
Total assets	$5.6	$5.2	$0.4	$7.9	$5.3	$2.6

Liabilities:
Foreign currency contracts	$(0.7)	$—	$(0.7)	$(0.3)	$—	$(0.3)
Total liabilities	$(0.7)	$—	$(0.7)	$(0.3)	$—	$(0.3)
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
The Company performed impairment tests for certain long-lived assets during Fiscal 2025, Fiscal 2024 and Fiscal 2023. The Company utilizes primarily the replacement cost method (a level 3 valuation method) for the fair value of its property and equipment, and the income method to estimate the fair value of its ROU assets, which incorporates Level 3 inputs such as historical store level sales, internal business plans, real estate market capitalization and rental rates, and discount rates. See Note 14 for additional information.
Goodwill and other indefinite-lived intangible assets are evaluated for impairment annually or more frequently if events or conditions were to indicate the carrying value of a reporting unit or an indefinite-lived intangible asset may be greater than its fair value. As described in Note 16, during Fiscal 2025 and Fiscal 2024, the Company performed interim and annual impairment assessments on a quantitative basis for certain reporting units and indefinite-lived intangible assets. The fair values used in these assessments were calculated using a combination of the income and market approaches for the reporting units and the relief from royalty method for the indefinite-lived intangible assets. The fair values are Level 3 valuations based on certain unobservable inputs, including estimated sales growth, projected cash flows, discount rates, comparable company earnings multiples, and royalty rates, aligned with market-based assumptions. These unobservable inputs would be utilized by market participants in valuing these assets or prices of similar assets. See Note 16 for additional information.
The carrying amounts of cash and cash equivalents, other current assets, accounts payable, accrued expenses and other current liabilities, and income taxes approximate fair value because of the short-term maturity of these amounts.
The fair value of the Senior Notes (as defined in Note 20) was determined using quoted market prices in inactive markets based upon current observable market interest rates and therefore were classified as Level 2 measurements in the fair value hierarchy. The following table provides a summary of the carrying amount and fair value of outstanding debt:

	February 3, 2024
(in millions)	Carrying Value	Fair Value
4.70% Senior unsecured notes due in June 2024 (Level 2) (1)	$147.7	$146.3
(1)    The Senior Notes were repaid during the second quarter of Fiscal 2025. See Note 20 for additional information.
20. Long-term debt
The following table summarizes the details of the Company’s long-term debt as of February 1, 2025 and February 3, 2024:

(in millions)	February 1, 2025	February 3, 2024
Debt:
4.70% Senior unsecured notes due in June 2024, net of unamortized discount	$—	$147.8
Gross debt	—	147.8
Less: Current portion of long-term debt	—	(147.7)
Less: Unamortized debt issuance costs	—	(0.1)
Total long-term debt	$—	$—
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
Revolving loans under the ABL are available in an aggregate amount equal to the lesser of the aggregate ABL revolving commitments and a borrowing base determined based on the value of certain inventory and credit card receivables, subject to specified advance rates and reserves. Indebtedness under the ABL is secured by substantially all of the assets of the Company and its subsidiaries, subject to customary exceptions. Borrowings under the ABL, as applicable, bear interest at the Company’s option at either term rate plus the applicable margin or a base rate plus the applicable margin, depending on the excess availability under the ABL. As of February 1, 2025, the interest rate applicable to the ABL was 5.9% (February 3, 2024: 6.7%). The Company had stand-by letters of credit outstanding of $18.0 million on the ABL as of February 1, 2025 (February 3, 2024: $18.2 million). The Company had no outstanding borrowings on the ABL for the periods presented and its available borrowing capacity was $1.2 billion on the ABL as of February 1, 2025 (February 3, 2024: $1.1 billion).
If the excess availability under the ABL falls below the threshold specified in the ABL agreement, the Company will be required to maintain a fixed charge coverage ratio of not less than 1.00 to 1.00. As of February 1, 2025, the threshold related to the fixed coverage ratio was approximately $116 million. The ABL places certain restrictions upon the Company’s ability to, among other things, incur additional indebtedness, pay dividends, grant liens and make certain loans, investments and divestitures. The ABL contains customary events of default (including payment defaults, cross-defaults to certain of the Company’s other indebtedness, breach of representations and covenants and change of control). The occurrence of an event of default under the ABL would permit the lenders to accelerate the indebtedness and terminate the ABL.
The Company has incurred a total of $16.9 million of debt issuance costs relating to the ABL. Unamortized debt issuance costs related to the ABL totaled $7.1 million as of February 1, 2025 (February 3, 2024: $4.6 million), and are recorded within other assets in the consolidated balance sheets. Amortization relating to the debt issuance costs of $1.8 million is recorded as a component of interest income (expense), net in the consolidated statements of operations for Fiscal 2025 (Fiscal 2024: $1.8 million; Fiscal 2023: $1.9 million).
21. Other operating (expense) income, net and other non-operating income (expense), net
The following table provides the components of other operating (expense) income, net for Fiscal 2025, Fiscal 2024 and Fiscal 2023:

(in millions)	Fiscal 2025	Fiscal 2024	Fiscal 2023
Litigation charges (1)	$—	$3.0	$(203.8)
(Loss) gain on divestitures (2)	(2.6)	12.3	—
Restructuring charges (3)	(11.5)	(7.5)	—
Other	(6.2)	(4.9)	(6.1)
Other operating (expense) income, net	$(20.3)	$2.9	$(209.9)
(1)    Fiscal 2024 includes a credit to income related to the adjustment of a prior litigation accrual recognized during Fiscal 2023. See Note 28 for additional information.
(2)    See Note 4 for additional information.
(3)    See Note 25 for additional information.
The following table provides the components of other non-operating income (expense), net for Fiscal 2025, Fiscal 2024 and Fiscal 2023:

(in millions)	Fiscal 2025	Fiscal 2024	Fiscal 2023
Pension settlement loss (1)	$—	$(0.2)	$(133.7)
Other	3.7	(0.2)	(6.5)
Other non-operating income (expense), net	$3.7	$(0.4)	$(140.2)
(1)    See Note 26 for additional information.

22. Accrued expenses and other current liabilities
The following table provides the components of the Company’s accrued expenses and other current liabilities as of February 1, 2025 and February 3, 2024:

(in millions)	February 1, 2025	February 3, 2024
Accrued compensation and benefits	$82.8	$80.6
Accrued advertising	42.4	67.3
Payroll and other taxes	60.7	63.0
Other accrued expenses	180.9	189.3
Total accrued expenses and other current liabilities	$366.8	$400.2
Certain brands within the North America reportable segment provide a product lifetime diamond guarantee as long as six-month inspections are performed and certified by an authorized store representative. Provided the customer has complied with the six-month inspection policy, the Company will replace, at no cost to the customer, any stone that chips, breaks or is lost from its original setting during normal wear. The Company estimates the warranty accrual based on the lag of actual claims experience and the costs of such claims, inclusive of labor and material. A similar product lifetime guarantee is also provided on color gemstones. The warranty reserve for diamond and gemstone guarantees, included in accrued expenses and other current liabilities and other liabilities - non-current, is as follows:

(in millions)	Fiscal 2025	Fiscal 2024	Fiscal 2023
Warranty reserve, beginning of period	$43.7	$40.8	$36.0
Warranty expense	5.8	14.9	16.2
Utilized (1)	(10.5)	(12.0)	(11.4)
Warranty reserve, end of period	$39.0	$43.7	$40.8
(1)    Includes impact of foreign exchange translation.

(in millions)	February 1, 2025	February 3, 2024
Disclosed as:
Accrued expenses and other current liabilities	$10.3	$11.8
Other liabilities - non-current (see Note 23)	28.7	31.9
Total warranty reserve	$39.0	$43.7
23. Other liabilities - non-current
The following table provides the components of the Company’s other liabilities - non-current as of February 1, 2025 and February 3, 2024:

(in millions)	February 1, 2025	February 3, 2024
Deferred compensation	$35.3	$32.4
Warranty reserve	28.7	31.9
Other liabilities	21.1	31.7
Total other liabilities - non-current	$85.1	$96.0
24. Share-based compensation
Signet operates a share-based compensation plan which is categorized as the 2018 Omnibus Plan as further described below.
Share-based compensation expense and the associated tax benefits recognized in the consolidated statements of operations are as follows for Fiscal 2025, Fiscal 2024 and Fiscal 2023:

(in millions)	Fiscal 2025	Fiscal 2024	Fiscal 2023
Share-based compensation expense	$22.2	$41.1	$42.0
Income tax benefit	$(2.2)	$(5.4)	$(5.2)

As of February 1, 2025, unrecognized compensation cost related to unvested awards granted under share-based compensation plans is as follows:

(in millions)	Unrecognized compensation cost	Weighted average period
Omnibus Plan	$21.1	1.8 years
The Company satisfies share option exercises and the vesting of RSAs, RSUs, and PSUs under its plans with the issuance of treasury shares.
Omnibus Plan
In June 2018, Signet’s shareholders approved and the Company adopted the Signet Jewelers Limited 2018 Omnibus Incentive Plan (as amended to the date hereto, the “2018 Omnibus Plan”). Upon adoption of the 2018 Omnibus Plan, shares that were previously available under the Signet Jewelers Limited Omnibus Incentive Plan, which was approved in June 2009 (the “2009 Omnibus Plan”, and collectively with the 2018 Omnibus Incentive Plan, the “Omnibus Plans”) are no longer available for future grants and were not transferred to the 2018 Omnibus Plan. Awards that may be granted under the 2018 Omnibus Plan include RSAs, RSUs, PSUs, common shares, stock options, stock appreciation rights and other stock-based awards. The Fiscal 2025, Fiscal 2024 and Fiscal 2023 annual awards granted under the Omnibus Plans have two elements: RSUs and PSUs. PSUs awarded in Fiscal 2025, Fiscal 2024 and Fiscal 2023 include two performance measures: revenue and free cash flow (defined as cash flow from operations less capital expenditures). For the performance measures, cumulative results achieved during the relevant three-year performance period for Fiscal 2025 and Fiscal 2024 awards and a two-year performance period for Fiscal 2023 awards are compared to target metrics established in the underlying grant agreements, as approved by the Human Capital and Compensation Committee of the Board.
The time-based stock options generally vest on the third anniversary of the grant date and have a ten-year contractual term, subject to continued employment. RSUs generally have a one or three-year vesting period, subject to continued service or employment. The 2018 Omnibus Plan permits the grant of awards to employees, non-employee directors and consultants for up to 6,975,000 common shares.
RSUs and PSUs do not have dividend rights until vesting, and thus the grant date fair value of these awards is adjusted based on the dividend yield and term of the awards. The significant assumptions utilized to estimate the weighted-average fair value of RSUs and PSUs granted under the 2018 Omnibus Plan are as follows:

	Fiscal 2025	Fiscal 2024	Fiscal 2023
Share price	$97.49	$62.71	$77.39
Expected term	2.7 years	2.9 years	2.9 years
Dividend yield	1.2%	0.9%	3.0%
Fair value	$94.83	$61.06	$71.19
Only RSUs and PSUs were granted during Fiscal 2025, Fiscal 2024 or Fiscal 2023.
The expected term utilized is the length of time the awards are expected to be outstanding, primarily based on the vesting period and expiration date of the awards. The dividend yield is based on a combination of historical actual dividend yields and projected dividend yields.
The Fiscal 2025 activity for RSUs and PSUs granted under the Omnibus Plans is as follows:

(in millions, except per share amounts)	Number of shares	Weighted average grant date fair value	Weighted average remaining contractual life	Intrinsic value (1)
Outstanding at February 3, 2024	1.8	$65.62	1.6 years	$169.3
Fiscal 2025 activity:
Granted	0.8	94.83
Vested	(0.4)	63.67
Lapsed or forfeited	(0.5)	72.30
Outstanding at February 1, 2025	1.7	$77.77	1.4 years	$100.2
(1)    Intrinsic value for outstanding RSUs and PSUs is based on the fair market value of Signet’s common stock on the last business day of the fiscal year. There were no RSAs outstanding as of February 1, 2025.

The Fiscal 2025 activity for stock options previously granted under the Omnibus Plans is as follows:

(in millions, except per share amounts)	No. of shares	Weighted average exercise price	Weighted average remaining contractual life	Intrinsic value (1)
Outstanding at February 3, 2024	0.1	$38.31	4.3 years	$6.4
Fiscal 2025 activity:
Exercised	—	—
Outstanding at February 1, 2025	0.1	$37.66	3.4 years	$1.3
(1)    Intrinsic value for outstanding awards is based on the fair market value of Signet’s common stock on the last business day of the fiscal year.
The following table summarizes additional information about awards granted under the Omnibus Plans:

(in millions)	Fiscal 2025	Fiscal 2024	Fiscal 2023
Total intrinsic value of awards vested	$29.0	$121.8	$205.1
25. Restructuring
During the second quarter of Fiscal 2024, the Company initiated a plan to rationalize its store footprint across the Company, as well as to reorganize certain centralized functions within its North America and UK support centers (collectively, the “Plan”). During the first quarter of Fiscal 2025, as a result of the continued strategic review of the UK business, the Company expanded the Plan in order to further redesign the operating model of the UK business aimed at improving profitability, with margins in line with the rest of the business within the next three years. The store footprint reduction included the closure of approximately 150 underperforming stores across both the North America and International reportable segments through the end of Fiscal 2025 and resulted in costs primarily for severance and asset disposals or impairment. The reorganization of certain support functions included the elimination of certain roles resulting in expenses primarily related to severance and other employee-related costs. Restructuring activities related to the Plan were substantially completed in Fiscal 2025.
During Fiscal 2025 and Fiscal 2024, the Company recorded charges related to the Plan of $14.2 million and $11.3 million, respectively, consisting of the following: $6.4 million and $5.4 million, respectively, for employee-related costs; $5.1 million and $1.6 million, respectively, for store closure costs; and $2.7 million and $4.3 million, respectively, related to asset impairments. Employee-related and store closure costs are recorded within other operating (expense) income, net and asset impairments are recorded within asset impairments, net within the consolidated statements of operations. There are no significant liabilities related to the Plan remaining as of February 1, 2025.
Cumulative costs to date related to the Plan are $25.5 million, consisting of the following: $11.8 million for employee-related costs; $6.7 million for store closure costs; and $7.0 million related to asset impairments.
26. Retirement plans
Signet previously provided a defined benefit pension plan in the UK (the “UK Plan”) to participating eligible employees, which was frozen effective in October 2019. All future benefit accruals under the plan ceased as of that date.
On July 29, 2021, Signet Group Limited (“SGL”), a wholly-owned subsidiary of the Company, entered into an agreement with Signet Pension Trustee Limited (the “Trustee”), as trustee of the Signet Group Pension Scheme (the “Pension Scheme”), to facilitate the Trustee entering into a bulk purchase annuity policy ("BPA"), securing accrued liabilities under the Pension Scheme with Rothesay Life Plc ("Rothesay") and subsequently, to wind up the Pension Scheme and ultimately buy-out and terminate the BPA through issuance of individual policies to the UK Plan participants. By irrevocably transferring these obligations to Rothesay, the Company would eliminate its projected benefit obligation under the Pension Scheme.
On April 22, 2022, the Trustee entered into a Deed Poll agreement with Rothesay and a Deed of Assignment with SGL to facilitate the assignment of individual policies under the BPA for a significant portion of the participants in the UK Plan. The Deed Poll and Deed of Assignment, collectively, irrevocably relieved SGL and the Trustee of its obligations under the policies to the Assigned Participants.
As a result of the Deed Poll and Deed of Assignment, as well as voluntary lump sum distributions, the Company determined that a transfer of all remaining risks occurred with respect to these groups of participants. Thus, management concluded that the Company triggered settlement accounting and performed a remeasurement of the Pension Scheme, which resulted in a non-cash, pre-tax settlement charge of $131.9 million recorded within other non-operating income (expense), net within the consolidated statements of operations during the first quarter of Fiscal 2023.

Additional settlement events occurred in the second and fourth quarters of Fiscal 2023 and the first quarter of Fiscal 2024, which resulted in non-cash, pre-tax settlement charges of $0.9 million, $0.9 million and $0.2 million, respectively, which were recorded within other non-operating income (expense), net within the consolidated statements of operations. With the transfer in the first quarter of Fiscal 2024, the Company finalized the buy-out of the BPA and settlement of the remaining obligations under the Pension Scheme.
On December 13, 2023, the Trustee entered into a Deed of Determination with SGL to finalize the wind-up of the Pension Scheme. The Deed of Determination discharged SGL and the Trustee from all duties and obligations under the Pension Scheme. As a result, the UK Plan is not expected to have any future benefit payments.
In connection with the BPA and subsequent buy-outs, SGL contributed a total of £16.1 million (approximately $21.5 million), to the Pension Scheme to enable the Trustee to pay for any and all costs incurred by the Trustee as part of the Transactions.
The settlement charges recorded in Fiscal 2023 and Fiscal 2024 relate to the pro-rata recognition of previously unrecognized actuarial losses and prior service costs out of AOCI and into earnings associated with the buy-out of the benefit obligation. No further amounts remain unrecognized in AOCI.
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
The components of pre-tax net periodic pension benefit cost and other amounts recognized in OCI for the UK Plan as of Fiscal 2024 and Fiscal 2023 were as follows:

(in millions)	Fiscal 2024	Fiscal 2023
Components of net periodic benefit cost:
Interest cost	$—	$(1.0)
Expected return on UK Plan assets	(2.5)	(0.3)
Amortization of unrecognized actuarial losses	—	(3.5)
Amortization of unrecognized net prior service costs	—	(0.3)
Pension settlement loss	(0.2)	(133.7)
Total net periodic benefit cost	$(2.7)	$(138.8)
Other changes in assets and benefit obligations recognized in OCI	0.2	137.0
Total recognized in net periodic pension benefit cost and OCI	$(2.5)	$(1.8)
Other retirement plans
Signet offers a defined contribution plan for UK employees, which replaced the UK Plan for new UK employees. Signet’s contributions to this plan in Fiscal 2025 were $2.1 million (Fiscal 2024: $2.4 million; Fiscal 2023: $2.5 million).
In the US, Signet operates a defined contribution 401(k) retirement savings plan for all eligible employees who meet minimum age and service requirements. The assets of this plan are held in a separate trust and Signet matches 50% of up to 6% of employee elective salary deferrals, subject to statutory limitations. Signet’s contributions to this plan in Fiscal 2025 were $12.9 million (Fiscal 2024: $13.6 million; Fiscal 2023: $12.6 million).
The Company has also established two unfunded, non-qualified deferred compensation plans (“DCP”), one of which permits certain management and highly compensated employees to elect annually to defer all or a portion of their compensation and are credited earnings or losses on the deferred amounts under the terms of the plan and the other of which is frozen as to new participants and new deferrals. Beginning in April 2011, the DCP provided for a matching contribution based on each participant’s annual compensation deferral. The DCP also permits employer contributions on a discretionary basis. The cost Signet recognized in connection with the DCP in Fiscal 2025 was $7.3 million (Fiscal 2024: $5.4 million; Fiscal 2023: $1.7 million).

Although it is not required, the Company has elected to fund the DCP by investing in trust-owned life insurance policies and mutual funds. The value and classification of the mutual funds are as follows:

	As of February 1, 2025		As of February 3, 2024
(in millions)	Total	Level 1	Total	Level 1
Investments measured at fair value:
Mutual funds	$28.3	$28.3	$22.4	$22.4
Investments measured at NAV:
Money market mutual funds	2.7		2.8
Total assets	$31.0	$28.3	$25.2	$22.4
The Company also has company-owned life insurance policies held for purposes of funding the DCP totaling $4.4 million and $5.6 million as of February 1, 2025 and February 3, 2024, respectively.
As of February 1, 2025 and February 3, 2024, the total liability recorded by the Company for the DCP was $42.1 million and $38.5 million, respectively.
27. Supplier finance program
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
The following table is a rollforward of the outstanding obligations for the Company’s supplier finance program:

(in millions)	Fiscal 2025
Confirmed obligations outstanding, beginning of period	$7.8
Invoices confirmed	44.2
Invoices paid	(39.1)
Confirmed obligations outstanding, end of period	$12.9
28. Commitments and contingencies
Capital commitments
The Company had capital commitments of $51.9 million as of February 1, 2025 (February 3, 2024: $53.7 million). These commitments generally relate to store construction and capital investments in IT. Additionally, the Company has certain commitments to maintain or improve leased properties; however, there are no minimum requirements or otherwise committed amounts for these projects as of February 1, 2025 or February 3, 2024.
Contingent property liabilities
Property leases have been assigned to third parties in the UK by Signet and remained unexpired and occupied by assignees. Should the assignees fail to fulfill any obligations in respect of those leases, the Company may be liable for those defaults. The maximum potential amount of future payments Signet could be required to make under these guarantees is $24.4 million as of February 1, 2025. No liabilities have been recorded as the likelihood of default was deemed to be remote and the fair value of the guarantees is not material. The amount of such claims arising to date has not been material.

Legal proceedings
The Company is routinely a party to various legal proceedings arising in the ordinary course of business. These legal proceedings primarily include employment-related and commercial claims. The Company does not believe that the outcome of any such legal proceedings pending against the Company would have a material adverse effect on the Company’s consolidated financial position, liquidity or results of operations.
Previously settled matters
Employment practices
As previously disclosed, on June 8, 2022, the Company, through its subsidiary Sterling Jewelers Inc., reached a settlement agreement on a collective class arbitration proceeding associated with certain store-level employment practices. As a result of the settlement, the Company recorded a pre-tax charge of $188 million within other operating (expense) income, net in the consolidated statements of operations during Fiscal 2023. This settlement charge included the payments to the class of approximately $175 million, as well as estimated employer payroll taxes, class administration fees and class counsel attorneys’ fees and costs. Based on the final assessment of employer payroll taxes due, the total settlement charge was reduced to approximately $185 million, which was fully funded by the Company in the first quarter of Fiscal 2024.
Other matters
As previously disclosed, in February 2023, the Company received an unfavorable ruling under a private arbitration involving a dispute with a vendor alleging breach of contract. As a result of this ruling, during the fourth quarter of Fiscal 2023, the Company recorded a pre-tax charge of $15.9 million within other operating (expense) income, net in the consolidated statements of operations. This was paid in the first quarter of Fiscal 2024.

29. Subsequent event

On March 19, 2025, the Company announced its new corporate strategy, Grow Brand Love. In connection with this strategic transformation, the Company will be undergoing a reorganization (the “GBL Plan”) of its brand structure and certain functional areas within its North America reportable segment, as well as an optimization of its store fleet to primarily exit underperforming stores and reposition stores from declining venues. The Company expects to incur severance and other employee-related costs, and may also incur additional costs for contract termination and store closures as part of the GBL Plan. Management is unable to provide an estimate of such costs at this time based on the early stages of the GBL Plan.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Management’s evaluation of disclosure controls and procedures
Signet’s disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by Signet in the reports that it files or submits under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. The procedures are also designed to ensure that information is accumulated and communicated to management, including the Chief Executive Officer (principal executive officer) and Chief Operating and Financial Officer (principal financial officer), as appropriate to allow timely decisions to be made regarding required disclosure. Internal controls over financial reporting, no matter how well designed, have inherent limitations, including the possibility of human error and the override of controls. Therefore, even those systems determined to be effective can provide only “reasonable assurance” with respect to the reliability of financial reporting and financial statement preparation and presentation.
Management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures in accordance with Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on such evaluation, the principal executive officer and principal financial officer have concluded that such disclosure controls and procedures were effective as of February 1, 2025.
Management’s annual report on internal control over financial reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external purposes in accordance with GAAP.
Management conducted an evaluation of internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management determined that the Company’s internal control over financial reporting was effective to accomplish their objectives at the reasonable assurance level as of February 1, 2025.
The Company’s independent registered public accounting firm, KPMG LLP, audited the Fiscal 2025 consolidated financial statements of Signet and has also audited the effectiveness of internal control over financial reporting as of February 1, 2025. Unqualified opinions have been issued thereon, the details of which are included within Item 8 of this Annual Report on Form 10-K.
Changes in internal control over financial reporting
There were no changes in internal control over financial reporting during the quarter ended February 1, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
Rule 10b5-1 Trading Arrangements
During the fourth quarter of Fiscal 2025, no director or officer of the Company, as defined in Rule 16a-1(f), adopted, modified, or terminated a Rule 10b5-1 Trading Arrangement or non-Rule 10b5-1 Trading Arrangement (as each term is defined in Item 408(a) of Regulation S-K).

Costs Associated with Exit or Disposal Activities

On March 19, 2025, the Company announced its new corporate strategy, Grow Brand Love. In connection with this strategic transformation, the Company will be undergoing a reorganization (the “GBL Plan”) of its brand structure and certain functional areas within its North America reportable segment, as well as an optimization of its store fleet to primarily exit underperforming stores and reposition stores from declining venues. The Company expects to incur severance and other employee-related costs, and may also incur additional costs for contract termination and store closures as part of the GBL Plan. Management is unable to provide an estimate of such costs at this time based on the early stages of the GBL Plan. Management is targeting cost savings of up to $100 million from the actions under the GBL Plan on an annualized basis.

Departure of Certain Officers

As part of a reorganization announced on March 19, 2025, the Company reported that Jamie Singleton, Group President and Chief Consumer Officer, and Rebecca Wooters, Chief Digital Officer, are leaving the Company. Ms. Singleton will be exiting her current role effective March 31, 2025, and she may remain a full-time non-executive employee of the Company to provide support through a short transitional period after that date. Ms. Wooters will be departing from the Company on March 21, 2025.

Ms. Singleton and Ms. Wooters will be entitled to termination benefits and subject to ongoing covenants pursuant to their respective Termination Protection Agreements and restricted stock unit award agreements entered into with the Company which were in effect at the time of termination. In addition, Ms. Singleton would receive compensation and employee benefits during any period of transitional support.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information required by Item 10 of this Part III concerning directors, executive officers and corporate governance may be found under the captions “Proposal 1: Election of Directors”, “Corporate Governance Guidelines and Code of Conduct and Ethics”, “Executive Officers of the Company” and “Delinquent Section 16(a) Reports” (to the extent reported) in our definitive proxy statement for our 2025 Annual Meeting of Shareholders (the “2025 Proxy Statement”), which will be filed with the SEC within 120 days after the close of our fiscal year. Such information is incorporated herein by reference.
The Company has a policy on business integrity, as well as more detailed guidance and regulations as part of its staff orientation, training and operational procedures. These policies include the Code of Conduct, which is applicable to all Directors, officers and employees as required by NYSE listing rules, and the Code of Ethics for Senior Officers, which applies to the Chair, CEO, Directors and other senior officers. The Company has an Insider Trading Policy applicable to all Directors, officers and employees that governs transactions involving the Company’s securities. The Company believes that this policy is reasonably designed to prevent the misuse of material non-public information, and promote compliance with insider trading laws, rules and regulations and NYSE listing standards. Copies of these codes are available on request from the Corporate Secretary and may be downloaded from www.signetjewelers.com/investors/corporate-governance/documents-and-charters. The Company intends to satisfy the disclosure requirement regarding any amendment to, or a waiver of, a provision of the Code of Ethics for Senior Officers for the Company’s principal executive officer, principal financial officer, principal accounting officer, or persons performing similar functions, by posting such information on its website.
ITEM 11. EXECUTIVE COMPENSATION
Information concerning executive compensation may be found under the captions “Executive Compensation” and “Director Compensation” in the 2025 Proxy Statement. Such information is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information in the 2025 Proxy Statement set forth under the captions “Ownership of the Company” and “Equity Compensation Plan Information” is incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information in the 2025 Proxy Statement set forth under the captions “Proposal 1: Election of Directors”, “Board Leadership Structure and Composition”, “Board Committees” and “Transactions with Related Parties” is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The Company’s independent registered public accounting firm is KPMG LLP, Louisville, Kentucky, USA and with a PCAOB Firm ID Number of 185.
The information in the 2025 Proxy Statement set forth under the caption “Proposal 2: Appointment of Independent Auditor and Authorization of the Audit Committee to Determine its Compensation” is incorporated herein by reference.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

PAGE
(a) (1) The following consolidated financial statements are included in Item 8:

Consolidated statements of operations for the fiscal years ended February 1, 2025, February 3, 2024 and January 28, 2023	59

Consolidated statements of comprehensive income for the fiscal years ended February 1, 2025, February 3, 2024 and January 28, 2023	60

Consolidated balance sheets as of February 1, 2025 and February 3, 2024	61

Consolidated statements of cash flows for the fiscal years ended February 1, 2025, February 3, 2024 and January 28, 2023	62

Consolidated statements of shareholders’ equity for the fiscal years ended February 1, 2025, February 3, 2024 and January 28, 2023	63

Notes to the consolidated financial statements	64

(a) (2) All schedules for which provision is made in the applicable accounting regulation of the SEC are not required under the related instructions or are not applicable, and therefore have been omitted or are contained in the applicable financial statements or the notes thereto.

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

10.5†	Signet Jewelers Limited 2009 Omnibus Incentive Plan (incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 filed June 15, 2009 (File No. 333-159987)).

10.6†	Signet Jewelers Limited Amended and Restated 2018 Omnibus Incentive Plan (incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 Filed July 1, 2020).

10.7†	Signet Jewelers Limited Second Amended and Restated 2018 Omnibus Incentive Plan, (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K Filed July 2, 2024).

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

10.11†
Form of Signet Jewelers Limited 2018 Omnibus Incentive Plan Performance Based Restricted Stock Unit Award Notice and Agreement (Post February 2022 Awards) (incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K filed March 17, 2022).

10.12†	Signet Jewelers Limited Short-Term Incentive Plan (incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K filed March 17, 2022).

10.13†	Form of Letter of Appointment of Independent Directors (incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K filed March 22, 2012).

10.14†	Form of Deed of Indemnity for Directors (incorporated by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K filed March 30, 2010).

10.15
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

10.16
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

10.17
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

10.18
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

10.19
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

10.20†
Amended and Restated Termination Protection Agreement dated March 15, 2022 between Sterling Jewelers Inc. and Virginia Drosos (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed September 1, 2022).

10.21†
Transition Agreement dated September 30, 2024 between Signet Jewelers Limited and Virginia Drosos (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed December 5, 2024).

10.22†
Termination Protection Agreement dated September 30, 2024 between Sterling Jewelers Inc. and J.K. Symancyk (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed December 5, 2024).

10.23†
Form of Signet Jewelers Limited 2018 Omnibus Incentive Plan Time-Based Restricted Stock Retention Award Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed December 5, 2024).

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

10.27†
Transition and Separation Agreement dated October 20, 2024 between R2Net Israel Ltd. and Oded Edelman (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed December 5, 2024).

19.1*	Insider Trading Policy

21.1*	Subsidiaries of Signet Jewelers Limited.

23.1*	Consent of independent registered public accounting firm.

31.1*	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

97.1*	Clawback Policy for Accounting Restatements

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File - (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
†	Management contract or compensatory plan or arrangement.
#	Certain portions of this exhibit have been redacted pursuant to Item 601(b)(10)(iv) of Regulation S-K.
ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Signet Jewelers Limited

Date:	March 19, 2025	By:	/s/ Joan M. Hilson
		Name:	Joan M. Hilson
		Title:	Chief Operating and Financial Officer (Principal Financial Officer)

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date		Signature	Title

March 19, 2025	By:	/s/ J.K. Symancyk	Chief Executive Officer and Director (Principal Executive Officer)
J.K. Symancyk

March 19, 2025	By:	/s/ Joan M. Hilson	Chief Operating and Financial Officer (Principal Financial Officer)
Joan M. Hilson

March 19, 2025	By:	/s/ Vincent N. Ciccolini	Senior Vice President Finance & Chief Accounting Officer (Principal Accounting Officer)
Vincent N. Ciccolini

March 19, 2025	By:	/s/ Helen McCluskey	Chair of the Board
Helen McCluskey

March 19, 2025	By:	/s/ André V. Branch	Director
André V. Branch

March 19, 2025	By:	/s/ Sandra B. Cochran	Director
Sandra B. Cochran

March 19, 2025	By:	/s/ R. Mark Graf	Director
R. Mark Graf

March 19, 2025	By:	/s/ Zackery A. Hicks	Director
Zackery A. Hicks

March 19, 2025	By:	/s/ Sharon L. McCollam	Director
Sharon L. McCollam

March 19, 2025	By:	/s/ Nancy A. Reardon	Director
Nancy A. Reardon

March 19, 2025	By:	/s/ Jonathan Seiffer	Director
Jonathan Seiffer

March 19, 2025	By:	/s/ Brian Tilzer	Director
Brian Tilzer

March 19, 2025	By:	/s/ Eugenia Ulasewicz	Director
Eugenia Ulasewicz

March 19, 2025	By:	/s/ Dontá L. Wilson	Director
Dontá L. Wilson