Form 10-Q
period 2025-05-03
SIGNET JEWELERS LTD
filed 2025-06-03
CIK 832988

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended May 3, 2025 or

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
Common Shares, $0.18 par value, 41,150,235 shares as of May 30, 2025

SIGNET JEWELERS LIMITED

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
SIGNET JEWELERS LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	13 weeks ended
(in millions, except per share amounts)	May 3, 2025	May 4, 2024	Notes
Merchandise sales	$1,350.3	$1,326.3
Service sales	191.3	184.5
Total sales	1,541.6	1,510.8	3
Cost of sales	(942.8)	(938.4)
Gross margin	598.8	572.4
Selling, general and administrative expenses	(526.0)	(515.4)
Other operating expense, net	(24.7)	(7.2)	17
Operating income	48.1	49.8	4
Interest income, net	0.8	8.6
Other non-operating (expense) income, net	(3.3)	0.2
Income before income taxes	45.6	58.6
Income taxes	(12.1)	(6.5)	9
Net income	$33.5	$52.1
Dividends on redeemable convertible preferred shares	—	(92.2)	5, 6
Net income (loss) attributable to common shareholders	$33.5	$(40.1)

Earnings (loss) per common share:
Basic	$0.79	$(0.90)	7
Diluted	$0.78	$(0.90)	7
Weighted average common shares outstanding:
Basic	42.5	44.6	7
Diluted	42.7	44.6	7
The accompanying notes are an integral part of these condensed consolidated financial statements.

SIGNET JEWELERS LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	13 weeks ended
	May 3, 2025			May 4, 2024
(in millions)	Pre-tax amount	Tax (expense) benefit	After-tax amount	Pre-tax amount	Tax (expense) benefit	After-tax amount
Net income			$33.5			$52.1
Other comprehensive income (loss):
Foreign currency translation adjustments	$22.1	$—	$22.1	$(4.1)	$—	$(4.1)
Available-for-sale securities:
Unrealized gain	0.1	—	0.1	—	—	—
Cash flow hedges:
Unrealized loss	(0.9)	0.2	(0.7)	—	—	—
Reclassification adjustment for losses (gains) to earnings	0.1	—	0.1	(0.2)	—	(0.2)
Total other comprehensive income (loss)	$21.4	$0.2	$21.6	$(4.3)	$—	$(4.3)
Total comprehensive income			$55.1			$47.8
The accompanying notes are an integral part of these condensed consolidated financial statements.

SIGNET JEWELERS LIMITED
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in millions, except par value per share amount)	May 3, 2025	February 1, 2025	May 4, 2024	Notes
Assets
Current assets:
Cash and cash equivalents	$264.1	$604.0	$729.3
Inventories	2,006.5	1,937.3	1,983.6	10
Income taxes	16.0	14.3	9.3
Other current assets	180.5	156.6	202.4
Total current assets	2,467.1	2,712.2	2,924.6
Non-current assets:
Property, plant and equipment, net of accumulated depreciation and amortization of $1,495.7 (February 1, 2025 and May 4, 2024: $1,461.5 and $1,469.5, respectively)	492.5	506.5	475.1
Operating lease right-of-use assets	1,103.9	1,102.4	979.4	11
Goodwill	482.0	482.0	754.5	12
Intangible assets, net	307.6	307.2	402.2	12
Other assets	301.0	314.8	315.2
Deferred tax assets	297.8	301.5	300.2
Total assets	$5,451.9	$5,726.6	$6,151.2
Liabilities, Redeemable convertible preferred shares, and Shareholders’ equity
Current liabilities:
Current portion of long-term debt	$—	$—	$147.8	15
Accounts payable	572.1	767.0	599.3
Accrued expenses and other current liabilities	371.3	366.8	356.0
Deferred revenue	366.7	362.5	360.6	3
Operating lease liabilities	286.9	279.9	253.0	11
Income taxes	49.5	55.3	31.4
Total current liabilities	1,646.5	1,831.5	1,748.1
Non-current liabilities:
Operating lease liabilities	894.5	900.0	818.5	11
Other liabilities	77.9	85.1	93.9
Deferred revenue	886.1	885.1	878.9	3
Deferred tax liabilities	171.2	173.1	202.0
Total liabilities	3,676.2	3,874.8	3,741.4
Commitments and contingencies				20
Redeemable Series A Convertible Preference Shares $0.01 par value: authorized 500 shares, 0 shares outstanding (February 1, 2025 and May 4, 2024: 0 and 0.313 shares outstanding, respectively)	—	—	328.0	5
Shareholders’ equity:
Common shares of $0.18 par value: authorized 500 shares, 41.4 shares outstanding (February 1, 2025 and May 4, 2024: 43.2 and 44.7 outstanding, respectively)	12.6	12.6	12.6
Additional paid-in capital	105.3	120.1	181.6
Other reserves	0.4	0.4	0.4
Treasury shares at cost: 28.6 shares (February 1, 2025 and May 4, 2024: 26.8 and 25.3 shares, respectively)	(1,852.2)	(1,749.3)	(1,622.9)
Retained earnings	3,765.5	3,745.5	3,779.7
Accumulated other comprehensive loss	(255.9)	(277.5)	(269.6)	8
Total shareholders’ equity	1,775.7	1,851.8	2,081.8
Total liabilities, redeemable convertible preferred shares and shareholders’ equity	$5,451.9	$5,726.6	$6,151.2
The accompanying notes are an integral part of these condensed consolidated financial statements.

SIGNET JEWELERS LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	13 weeks ended
(in millions)	May 3, 2025	May 4, 2024
Operating activities
Net income	$33.5	$52.1
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	37.0	36.6
Amortization of unfavorable contracts	(0.5)	(0.5)
Share-based compensation	7.0	7.6
Deferred taxation	3.6	0.5
Other non-cash movements	7.0	5.7
Changes in operating assets and liabilities:
Inventories	(56.1)	(48.9)
Other assets	(9.2)	12.3
Accounts payable	(187.5)	(136.7)
Accrued expenses and other liabilities	(5.4)	(40.8)
Change in operating lease assets and liabilities	(0.8)	(2.8)
Deferred revenue	3.6	(4.7)
Income tax receivable and payable	(7.5)	(38.6)
Net cash used in operating activities	(175.3)	(158.2)
Investing activities
Capital expenditures	(36.6)	(23.3)
Other investing activities, net	—	1.8
Net cash used in investing activities	(36.6)	(21.5)
Financing activities
Dividends paid on common shares	(12.6)	(10.2)
Dividends paid on redeemable convertible preferred shares	—	(10.3)
Repurchase of common shares	(117.4)	(7.4)
Repurchase of redeemable convertible preferred shares	—	(412.0)
Other financing activities, net	(7.3)	(27.6)
Net cash used in financing activities	(137.3)	(467.5)
Cash and cash equivalents at beginning of period	604.0	1,378.7
Decrease in cash and cash equivalents	(349.2)	(647.2)
Effect of exchange rate changes on cash and cash equivalents	9.3	(2.2)
Cash and cash equivalents at end of period	$264.1	$729.3
The accompanying notes are an integral part of these condensed consolidated financial statements.

SIGNET JEWELERS LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)

(in millions)	Common shares at par value	Additional paid-in capital	Other reserves	Treasury shares	Retained earnings	Accumulated other comprehensive loss	Total shareholders’ equity
Balance at February 1, 2025	$12.6	$120.1	$0.4	$(1,749.3)	$3,745.5	$(277.5)	$1,851.8
Net income	—	—	—	—	33.5	—	33.5
Other comprehensive income	—	—	—	—	—	21.6	21.6
Common share dividends declared, $0.32/share	—	—	—	—	(13.4)	—	(13.4)
Repurchase of common shares	—	—	—	(117.4)	—	—	(117.4)
Net settlement of equity-based awards	—	(21.8)	—	14.5	(0.1)	—	(7.4)
Share-based compensation expense	—	7.0	—	—	—	—	7.0
Balance at May 3, 2025	$12.6	$105.3	$0.4	$(1,852.2)	$3,765.5	$(255.9)	$1,775.7

(in millions)	Common shares at par value	Additional paid-in capital	Other reserves	Treasury shares	Retained earnings	Accumulated other comprehensive loss	Total shareholders’ equity
Balance at February 3, 2024	$12.6	$230.7	$0.4	$(1,646.9)	$3,835.0	$(265.3)	$2,166.5
Net income	—	—	—	—	52.1	—	52.1
Other comprehensive loss	—	—	—	—	—	(4.3)	(4.3)
Dividends declared:
Common shares, $0.29/share	—	—	—	—	(12.9)	—	(12.9)
Preferred shares, $13.14/share	—	—	—	—	(5.0)	—	(5.0)
Redemption of preferred shares	—	—	—	—	(87.2)	—	(87.2)
Repurchase of common shares	—	—	—	(7.4)	—	—	(7.4)
Net settlement of equity-based awards	—	(56.7)	—	31.4	(2.3)	—	(27.6)
Share-based compensation expense	—	7.6	—	—	—	—	7.6
Balance at May 4, 2024	$12.6	$181.6	$0.4	$(1,622.9)	$3,779.7	$(269.6)	$2,081.8
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
Signet’s business is seasonal, with the fourth quarter historically accounting for approximately 35-40% of annual sales as well as for a substantial portion of the annual operating income and cash flows.
Basis of preparation
The condensed consolidated financial statements of the Company are prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with US generally accepted accounting principles (“US GAAP” or “GAAP”) have been condensed or omitted from this report, as is permitted by such rules and regulations. Intercompany transactions and balances have been eliminated in consolidation. The Company has reclassified certain prior year amounts to conform to the current year presentation. In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair presentation of the results for the interim periods. The results for interim periods are not necessarily indicative of the results to be expected for the full fiscal year or for any other interim period. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in Signet’s Annual Report on Form 10-K for the fiscal year ended February 1, 2025 filed with the SEC on March 19, 2025.
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
Fiscal year
The Company’s fiscal year ends on the Saturday nearest to January 31st. Fiscal 2026 and Fiscal 2025 refer to the 52-week periods ending January 31, 2026 and ended February 1, 2025, respectively. Within these condensed consolidated financial statements, the first quarter of the relevant fiscal years 2026 and 2025 refer to the 13 weeks ended May 3, 2025 and May 4, 2024, respectively.
Foreign currency translation
The financial position and operating results of certain foreign operations, including certain subsidiaries operating in the UK as part of the International reportable segment and Canada as part of the North America reportable segment, are consolidated using the local currency as the functional currency. Assets and liabilities are translated at the rates of exchange on the condensed consolidated balance sheet dates, and revenues and expenses are translated at the monthly average rates of exchange during the reported periods. Resulting translation gains or losses are included in the accompanying condensed consolidated statements of shareholders’ equity as a component of accumulated other comprehensive income (loss) (“AOCI”). Gains or losses resulting from foreign currency transactions are included within other operating expense, net within the condensed consolidated statements of operations.
See Note 8 for additional information regarding the Company’s foreign currency translation.
2. New accounting pronouncements
The following section provides a description of new accounting pronouncements ("Accounting Standard Update" or "ASU") issued by the Financial Accounting Standards Board ("FASB") that are applicable to the Company.
New accounting pronouncements recently adopted
There were no new accounting pronouncements adopted during Fiscal 2026 that have a material impact on the Company’s consolidated financial position or results of operations.

New accounting pronouncements issued but not yet adopted
Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”)
In December 2023, the FASB issued ASU 2023-09. This ASU modifies the annual disclosure requirements for income taxes in the following ways:
•The effective tax rate reconciliation must be disclosed using both percentages and dollars (currently only one is required). The reconciliation must contain several prescriptive categories, including disaggregating material impacts by nature and by jurisdiction. Qualitative information regarding material reconciling items is also required to be disclosed.
•The amount of income taxes paid must be disclosed and disaggregated by jurisdiction.
The amendments in this ASU are effective for annual reporting periods beginning after December 15, 2024, with early adoption permitted, and may be applied on a prospective or retrospective basis. This ASU will have no impact on the Company’s consolidated financial condition or results of operations. The Company is evaluating the impact of this ASU on its income tax disclosures.
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
The amendments in this ASU are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027, with early adoption permitted, and may be applied on a prospective or retrospective basis. This ASU will have no impact on the Company’s consolidated financial condition or results of operations. The Company is evaluating the impact of this ASU on its financial statement disclosures.
3. Revenue recognition
The following table provides the Company’s total sales, disaggregated by brand, for the 13 weeks ended May 3, 2025 and May 4, 2024:

	13 weeks ended May 3, 2025				13 weeks ended May 4, 2024
(in millions)	North America	International	Other	Consolidated	North America	International	Other	Consolidated
Sales by brand:
Kay	$579.1	$—	$—	$579.1	$567.5	$—	$—	$567.5
Zales	283.2	—	—	283.2	256.7	—	—	256.7
Jared	260.0	—	—	260.0	249.5	—	—	249.5
Blue Nile	77.6	—	—	77.6	75.8	—	—	75.8
James Allen	39.4	—	—	39.4	57.9	—	—	57.9
Diamonds Direct	84.1	—	—	84.1	82.6	—	—	82.6
Banter by Piercing Pagoda	82.2	—	—	82.2	83.6	—	—	83.6
Peoples	40.8	—	—	40.8	39.2	—	—	39.2
International segment brands	—	80.1	—	80.1	—	77.2	—	77.2
Other (1)	4.1	—	11.0	15.1	7.2	—	13.6	20.8
Total sales	$1,450.5	$80.1	$11.0	$1,541.6	$1,420.0	$77.2	$13.6	$1,510.8
(1) Other primarily includes sales from the Company’s diamond sourcing operation, loose diamonds and Rocksbox.

The following table provides the Company’s total sales, disaggregated by major product, for the 13 weeks ended May 3, 2025 and May 4, 2024:

	13 weeks ended May 3, 2025				13 weeks ended May 4, 2024
(in millions)	North America	International	Other	Consolidated	North America (3)	International	Other	Consolidated
Sales by product:
Bridal	$656.6	$36.1	$—	$692.7	$646.0	$35.3	$—	$681.3
Fashion	533.0	16.4	—	549.4	530.1	15.2	—	545.3
Watches	47.8	21.7	—	69.5	42.7	20.8	—	63.5
Services (1)	185.4	5.9	—	191.3	178.6	5.9	—	184.5
Other (2)	27.7	—	11.0	38.7	22.6	—	13.6	36.2
Total sales	$1,450.5	$80.1	$11.0	$1,541.6	$1,420.0	$77.2	$13.6	$1,510.8
(1) Services primarily includes sales from service plans, repairs and subscriptions.
(2) Other primarily includes sales from the Company’s diamond sourcing operation and other miscellaneous non-jewelry sales.
(3) Certain amounts have been reclassified between bridal and fashion to conform to the Company’s current product categorizations.
The following table provides the Company’s total sales, disaggregated by channel, for the 13 weeks ended May 3, 2025 and May 4, 2024:

	13 weeks ended May 3, 2025				13 weeks ended May 4, 2024
(in millions)	North America	International	Other	Consolidated	North America	International	Other	Consolidated
Sales by channel:
Store	$1,125.3	$62.8	$—	$1,188.1	$1,094.3	$60.8	$—	$1,155.1
E-commerce	321.4	17.3	—	338.7	321.5	16.4	—	337.9
Other (1)	3.8	—	11.0	14.8	4.2	—	13.6	17.8
Total sales	$1,450.5	$80.1	$11.0	$1,541.6	$1,420.0	$77.2	$13.6	$1,510.8
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
Deferred ESP selling costs
All direct costs associated with the sale of the ESP are deferred and amortized in proportion to the revenue recognized and disclosed as either other current assets or other assets in the condensed consolidated balance sheets. These direct costs primarily include sales commissions and credit card fees. Amortization of deferred ESP selling costs is included within SG&A in the condensed consolidated statements of operations. Amortization of deferred ESP selling costs was $11.5 million and $11.2 million during the 13 weeks ended May 3, 2025 and May 4, 2024, respectively.
Unamortized deferred ESP selling costs as of May 3, 2025, February 1, 2025 and May 4, 2024 were as follows:

(in millions)	May 3, 2025	February 1, 2025	May 4, 2024
Other current assets	$28.1	$28.4	$27.8
Other assets	80.8	81.3	82.2
Total deferred ESP selling costs	$108.9	$109.7	$110.0

Deferred revenue
Deferred revenue as of May 3, 2025, February 1, 2025 and May 4, 2024 was as follows:

(in millions)	May 3, 2025	February 1, 2025	May 4, 2024
ESP deferred revenue	$1,171.9	$1,170.8	$1,153.7
Other deferred revenue (1)	80.9	76.8	85.8
Total deferred revenue	$1,252.8	$1,247.6	$1,239.5

Disclosed as:
Current liabilities	$366.7	$362.5	$360.6
Non-current liabilities	886.1	885.1	878.9
Total deferred revenue	$1,252.8	$1,247.6	$1,239.5
(1) Other deferred revenue primarily includes revenue collected from customers for custom orders and e-commerce orders, for which control has not yet transferred to the customer.

	13 weeks ended
(in millions)	May 3, 2025	May 4, 2024
ESP deferred revenue, beginning of period	$1,170.8	$1,158.7
Plans sold (1)	135.0	121.9
Revenue recognized (2)	(133.9)	(126.9)
ESP deferred revenue, end of period	$1,171.9	$1,153.7
(1) Includes impact of foreign exchange translation.
(2) The Company recognized sales of $87.6 million and $85.2 million during the 13 weeks ended May 3, 2025 and May 4, 2024, respectively, related to deferred revenue that existed at the beginning of the periods.
4. Segment information
Signet’s chief executive officer (“CEO”) is the Company’s chief operating decision maker (“CODM”). The CODM regularly reviews segment sales and segment operating income, after the elimination of any inter-segment transactions, to determine resource allocations between segments. Signet’s sales are primarily derived from the retailing of jewelry, watches, services and other products as generated through the management of its segments. Segment operating income, which excludes the impact of certain items management believes are not necessarily reflective of normal operating performance, is utilized by the CODM to assess segment profitability. Segment operating income is used by the CODM to monitor and assess segment results compared to prior periods, forecasted results, and our annual operating plan.
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
The Other reportable segment primarily consists of subsidiaries involved in the purchasing and conversion of rough diamonds to polished stones.

Financial information for each of Signet’s reportable segments for the 13 weeks ended May 3, 2025 and May 4, 2024 is presented in the tables below.

	13 weeks ended May 3, 2025
(in millions)	North America	International	Other	Corporate and Unallocated	Consolidated
Sales	$1,450.5	$80.1	$11.0	$—	$1,541.6

Merchandise expense	(557.4)	(34.4)	(13.8)
Services expense	(43.4)	(2.3)
Other cost of sales	(267.3)	(23.3)	(0.9)
SG&A	(484.2)	(26.3)		(15.5)
Other segment operating expense, net	(1.1)	(0.8)	(0.2)	(0.4)
Total segment operating income (loss)	$97.1	$(7.0)	$(3.9)	$(15.9)	$70.3

Restructuring charges (1)					(19.0)
Asset impairments (1)					(3.2)
Interest income, net					0.8
Other non-operating expense, net					(3.3)
Income before taxes					$45.6

	13 weeks ended May 4, 2024
(in millions)	North America	International	Other	Corporate and Unallocated	Consolidated
Sales	$1,420.0	$77.2	$13.6	$—	$1,510.8

Merchandise expense	(553.6)	(30.7)	(15.8)
Services expense	(42.3)	(2.6)
Other cost of sales	(267.8)	(24.7)	(0.9)
SG&A	(471.6)	(26.5)		(17.1)
Other segment operating income (expense), net	0.5	0.3	—	(0.2)
Total segment operating income (loss)	$85.2	$(7.0)	$(3.1)	$(17.3)	$57.8

Asset impairments (1)					(1.9)
Restructuring charges (1)					(4.6)
Loss on divestitures, net (2)					(1.3)
Integration-related charges (3)					(0.2)
Interest income, net					8.6
Other non-operating income, net					0.2
Income before taxes					$58.6

(1)     Restructuring and asset impairment charges during the 13 weeks ended May 3, 2025 were incurred primarily as a result of the Company’s Grow Brand Love strategy initiatives. Restructuring and asset impairment charges during the 13 weeks ended May 4, 2024 were incurred primarily as a result of the Company’s rationalization of its store footprint and reorganization of certain centralized functions.
See Note 18 for additional information.
(2)    Includes charges associated with the previously announced divestiture of the UK prestige watch business.
(3)    Includes severance and retention expenses related to the integration of Blue Nile.

The following tables provide the Company’s total depreciation and amortization and total capital expenditures, by reportable segment, for the 13 weeks ended May 3, 2025 and May 4, 2024:

	13 weeks ended
(in millions)	May 3, 2025	May 4, 2024
Depreciation and amortization:
North America segment	$34.5	$34.0
International segment	2.4	2.5
Other segment	0.1	0.1
Total depreciation and amortization	$37.0	$36.6

Capital expenditures:
North America segment	$35.2	$22.7
International segment	1.4	0.5
Other segment	—	0.1
Total capital expenditures	$36.6	$23.3
The following tables provide the Company’s total assets and total long-lived assets, by reportable segment, as of May 3, 2025, February 1, 2025 and May 4, 2024:

(in millions)	May 3, 2025	February 1, 2025	May 4, 2024
Total assets:
North America segment	$4,871.1	$5,045.8	$5,380.3
International segment	385.8	381.0	406.9
Other segment	92.0	93.2	91.9
Corporate and unallocated	103.0	206.6	272.1
Total assets	$5,451.9	$5,726.6	$6,151.2

Total long-lived assets (1):
North America segment	$1,243.0	$1,258.0	$1,594.5
International segment	36.2	34.7	34.6
Other segment	2.9	3.0	2.7
Total long-lived assets	$1,282.1	$1,295.7	$1,631.8
(1)    Includes property, plant and equipment, net; goodwill; and intangible assets, net.
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
In connection with the issuance of the Preferred Shares, the Company incurred direct and incremental expenses of $13.7 million, including financial advisory fees, closing costs, legal expenses and other offering-related expenses. These direct and incremental expenses originally reduced the carrying value of the Preferred Shares and were accreted through retained earnings as a deemed dividend from the date of issuance through the then first possible known redemption date in November 2024. Accumulated accretion recorded in the condensed consolidated balance sheet as of May 4, 2024 was $13.2 million. Upon final conversion, all direct and incremental expenses have been fully accreted.
Accretion of $0.9 million was recorded to Preferred Shares in the condensed consolidated balance sheets during the 13 weeks ended May 4, 2024.
6. Shareholders’ equity
Dividends on common shares
Dividends declared on the common shares during the 13 weeks ended May 3, 2025 and May 4, 2024 were as follows:

	Fiscal 2026		Fiscal 2025
(in millions, except per share amounts)	Dividends per share	Total dividends	Dividends per share	Total dividends
First quarter (1)	$0.32	$13.4	$0.29	$12.9
(1)    Signet’s dividend policy results in the dividend payment date being a quarter in arrears from the declaration date. As of May 3, 2025 and May 4, 2024, there was $13.4 million and $12.9 million recorded in accrued expenses and other current liabilities in the condensed consolidated balance sheets reflecting the cash dividends declared for the first quarter of Fiscal 2026 and Fiscal 2025, respectively.
Dividends on Preferred Shares
Dividends declared on the Preferred Shares during the 13 weeks ended May 4, 2024 were as follows:

	Fiscal 2025
(in millions, except per share amounts)	Dividends per share	Total dividends (2)
First quarter (1)	$13.14	$6.2
(1)    Signet’s dividend policy resulted in the Preferred Share dividend payment date being a quarter in arrears from the declaration date. As a result, as of May 4, 2024, $4.1 million was recorded in accrued expenses and other current liabilities in the condensed consolidated balance sheets reflecting the dividends on Preferred Shares declared for the first quarter of Fiscal 2025.
(2)    Dividends on the Preferred Shares during the first quarter of Fiscal 2025 included $2.1 million of accrued dividends paid in connection with the redemption further described in Note 5.
Share repurchases
Signet may from time to time repurchase common shares under various share repurchase programs authorized by Signet’s Board. Repurchases may be made in the open market through 10b5-1 trading plans, through block trades, through accelerated share repurchase agreements or otherwise. The timing, manner, price and amount of any repurchases will be determined by the Company at its discretion and will be subject to economic and market conditions, stock prices, applicable legal requirements and other factors. The repurchase programs are funded through Signet’s existing cash reserves and liquidity sources. Repurchased shares are held as treasury shares and used by Signet primarily for issuance of share-based compensation awards, or for general corporate purposes.
The Board authorized repurchases to be made under the 2017 Share Repurchase Program (the “2017 Program”). During Fiscal 2025, the Board authorized an increase in the remaining amount of shares authorized for repurchase under the 2017 Program by $200.0 million, bringing the total authorization to approximately $2.1 billion, with $723.0 million remaining as of February 1, 2025. Since inception of the 2017 Program, the Company has repurchased approximately $1.5 billion of shares, with $605.6 million of shares authorized for repurchase remaining as of May 3, 2025.

The share repurchase activity during the 13 weeks ended May 3, 2025 and May 4, 2024 was as follows:

	13 weeks ended May 3, 2025			13 weeks ended May 4, 2024
(in millions, except per share amounts)	Shares repurchased	Amount repurchased (1)	Average repurchase price per share (1)	Shares repurchased	Amount repurchased (1)	Average repurchase price per share (1)
2017 Program	2.1	$117.4	$57.00	0.1	$7.4	$101.10
(1)    Includes amounts paid for commissions.
7. Earnings (loss) per common share (“EPS”)
Basic EPS is computed by dividing net income (loss) attributable to common shareholders by the weighted average number of common shares outstanding for the period. The computation of basic EPS for the periods presented is outlined in the table below:

	13 weeks ended
(in millions, except per share amounts)	May 3, 2025	May 4, 2024
Numerator:
Net income (loss) attributable to common shareholders	$33.5	$(40.1)
Denominator:
Weighted average common shares outstanding	42.5	44.6
EPS – basic	$0.79	$(0.90)
The dilutive effect of share awards represents the potential impact of outstanding awards issued under the Company’s share-based compensation plans, including time-based restricted shares, time-based restricted stock units, performance-based restricted stock units, and stock options issued under the Omnibus Plan and stock options issued under the Share Saving Plans. The dilutive effect of performance-based restricted stock units represents the number of contingently issuable shares that would be issuable if the end of the period was the end of the contingency period and is based on the actual achievement of performance metrics through the end of the current interim periods. The dilutive effect of the Preferred Shares, prior to their retirement, represented the potential impact for common shares that would be issued upon conversion. Potential common share dilution related to share awards and Preferred Shares is determined using the treasury stock and if-converted methods, respectively. Prior to modifications of the Preferred Shares described in Note 5, under the if-converted method, the Preferred Shares were assumed to be converted at the beginning of the period, and the resulting common shares are included in the denominator of the diluted EPS calculation for the entire period being presented, only in the periods in which such effect is dilutive. Following the modifications, for any conversions, the denominator includes the weighted average of the potential common shares for the period that the related Preferred Shares were outstanding prior to such conversion. Additionally, in periods in which the Preferred Shares were dilutive, cumulative dividends and accretion for issuance costs associated with the Preferred Shares were added back to net income (loss) attributable to common shareholders. Following the modifications, a modified if-converted method was used to determine potential common share dilution related to the remaining outstanding Preferred Shares. Under this method, dividends and accretion of issuance costs were no longer added back to net income (loss) attributable to common shareholders. See Note 5 for additional discussion of the Company’s Preferred Shares.
The computation of diluted EPS for the periods presented is outlined in the table below:

	13 weeks ended
(in millions, except per share amounts)	May 3, 2025	May 4, 2024
Numerator:
Net income (loss) attributable to common shareholders	$33.5	$(40.1)
Denominator:
Basic weighted average common shares outstanding	42.5	44.6
Plus: Dilutive effect of share awards	0.2	—
Diluted weighted average common shares outstanding	42.7	44.6
EPS – diluted	$0.78	$(0.90)

The calculation of diluted EPS excludes the following items for each respective period on the basis that their effect would be antidilutive:

	13 weeks ended
(in millions)	May 3, 2025	May 4, 2024
Share awards	0.3	0.5
Potential impact of Preferred Shares	—	2.9
Total antidilutive shares	0.3	3.4
8. Accumulated other comprehensive income (loss)
The following tables present the changes in AOCI by component and the reclassifications out of AOCI, net of tax:

(in millions)	Foreign currency translation	Losses on available-for-sale securities, net	Gains (losses) on cash flow hedges	Accumulated other comprehensive loss
Balance at February 1, 2025	$(277.7)	$(0.2)	$0.4	$(277.5)
Other comprehensive income (loss) (“OCI”) before reclassifications	22.1	0.1	(0.7)	21.5
Amounts reclassified from AOCI to earnings	—	—	0.1	0.1
Net current period OCI	22.1	0.1	(0.6)	21.6
Balance at May 3, 2025	$(255.6)	$(0.1)	$(0.2)	$(255.9)
The amounts reclassified from AOCI to earnings were as follows:

	Amounts reclassified from AOCI
	13 weeks ended
(in millions)	May 3, 2025	May 4, 2024	Statement of operations caption
Gains on cash flow hedges:
Foreign currency contracts	$0.1	$(0.2)	Cost of sales (see Note 13)
Total before income tax	0.1	(0.2)
Income taxes	—	—
Net of tax	0.1	(0.2)
9. Income taxes

	13 weeks ended
	May 3, 2025	May 4, 2024
Estimated annual effective tax rate before discrete items	22.3%	17.4%
Discrete items recognized	4.2%	(6.3)%
Effective tax rate recognized in statements of operations	26.5%	11.1%
Signet was not subject to income tax in Bermuda prior to Fiscal 2026. On December 27, 2023, Bermuda enacted a 15% corporate income tax that was effective for the Company beginning with Fiscal 2026.

During the 13 weeks ended May 3, 2025, the Company’s effective tax rate was higher than the Bermuda corporate income tax rate, primarily as a result of the unfavorable impact of foreign rate differences (primarily in the US) and unfavorable discrete tax items recognized in the 13 weeks ended May 3, 2025, including the tax shortfall for share-based compensation which vested during the year of $0.8 million.

The Company’s effective tax rate for the same period during the prior year was lower than the US federal corporate income tax rate, primarily as a result of the favorable impact of foreign rate differences and benefits from global reinsurance arrangements, as well as the discrete tax benefits related to the excess tax benefit for share-based compensation which vested during the quarter of $4.7 million.

As of May 3, 2025, there has been no material change in the amounts of unrecognized tax benefits, or the related accrued interest and penalties (where appropriate), in respect of uncertain tax positions identified and recorded as of February 1, 2025.

10. Inventories
The following table provides the components of the Company’s inventories as of May 3, 2025, February 1, 2025 and May 4, 2024:

(in millions)	May 3, 2025	February 1, 2025	May 4, 2024
Raw materials	$56.5	$56.3	$59.7
Merchandise inventories	1,950.0	1,881.0	1,923.9
Total inventories	$2,006.5	$1,937.3	$1,983.6
11. Leases
The following table provides the components of total lease costs for the 13 weeks ended May 3, 2025 and May 4, 2024:

	13 weeks ended
(in millions)	May 3, 2025	May 4, 2024
Operating lease cost	$95.4	$90.1
Short-term lease cost	12.6	19.2
Variable lease cost	24.8	25.6
Sublease income	(0.3)	(0.2)
Total lease costs	$132.5	$134.7
12. Goodwill and intangibles
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
Fiscal 2026
During the 13 weeks ended May 3, 2025, the Company completed its quarterly triggering event assessment and determined that no triggering events had occurred in the first quarter of Fiscal 2026 requiring an interim impairment assessment for any reporting units with goodwill and indefinite-lived intangible assets.
Management noted uncertainties exist related to the post-election macroeconomic environment in the US and abroad, including tariffs, economic and tax policy, inflation and interest rates. These factors could unfavorably impact consumer confidence and discretionary spending, and thus may impact the key assumptions used to estimate fair value, such as sales trends, margin trends, long-term growth rates and discount rates. These factors could also negatively affect the share price of the Company’s common stock. An increase in the discount rate and/or a further softening of sales and operating income trends for any of the Company’s reporting units and related trade names, particularly during peak selling seasons, could result in a decline in the estimated fair values of the indefinite-lived intangible assets, including goodwill, which could result in future material impairment charges, particularly for Diamonds Direct and Digital brands.
Goodwill
The following table summarizes the Company’s goodwill by reportable segment:

(in millions)	North America
Balance at February 1, 2025 (1)	$482.0
Balance at May 3, 2025 (1)	$482.0
(1)    The carrying amount of goodwill is presented net of accumulated impairment losses of $848.5 million as of May 3, 2025 and February 1, 2025, respectively.
Intangibles
Definite-lived and indefinite-lived intangible assets consist of trade names and are recorded within intangible assets, net, on the condensed consolidated balance sheets. Intangible liabilities, net consists of unfavorable contracts and is recorded within accrued expenses and other current liabilities and other liabilities - non-current on the condensed consolidated balance sheets.

The following table provides additional detail regarding the composition of intangible assets and liabilities:

	May 3, 2025			February 1, 2025			May 4, 2024
(in millions)	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Intangible assets, net:
Definite-lived intangible assets	$8.8	$(6.1)	$2.7	$11.2	$(8.4)	$2.8	$11.2	$(7.9)	$3.3
Indefinite-lived intangible assets (1)	304.9	—	304.9	304.4	—	304.4	398.9	—	398.9
Total intangible assets, net	$313.7	$(6.1)	$307.6	$315.6	$(8.4)	$307.2	$410.1	$(7.9)	$402.2

Intangible liabilities, net	$(38.0)	$36.7	$(1.3)	$(38.0)	$36.2	$(1.8)	$(38.0)	$34.9	$(3.1)
(1)    The change in the indefinite-lived intangible asset balances during the periods presented was primarily due to the trade name impairment charges recorded in the second and fourth quarters of Fiscal 2025.
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
The following types of derivative financial instruments are utilized by the Company to mitigate certain risk exposures related to changes in foreign exchange rates:
Forward foreign currency exchange contracts (designated) — These contracts, which are principally in US dollars, are entered into to limit the impact of movements in foreign exchange rates on forecasted foreign currency purchases. The total notional amount of these foreign currency contracts outstanding as of May 3, 2025 was $11.4 million (February 1, 2025 and May 4, 2024: $13.3 million and $9.5 million, respectively). These contracts have been designated as cash flow hedges and will be settled over the next 11 months (February 1, 2025 and May 4, 2024: 11 months and 12 months, respectively). The fair value of outstanding contracts as well as related activity were not material for the periods presented.
There were no discontinued cash flow hedges during the 13 weeks ended May 3, 2025 and May 4, 2024 as all forecasted transactions are expected to occur as originally planned. As of May 3, 2025, based on current valuations, the Company expects approximately $0.4 million of net pre-tax derivative losses to be reclassified out of AOCI into earnings within the next 12 months.
Forward foreign currency exchange contracts (undesignated) — Foreign currency contracts not designated as cash flow hedges are used to limit the impact of movements in foreign exchange rates on recognized foreign currency payables and to hedge currency flows through Signet’s bank accounts to mitigate Signet’s exposure to foreign currency exchange risk in its cash and borrowings. The total notional amount of these foreign currency contracts outstanding as of May 3, 2025 was $114.3 million (February 1, 2025 and May 4, 2024: $86.6 million and $69.4 million, respectively).
The Company recognizes activity related to these derivative instruments within other operating expense, net in the condensed consolidated statements of operations. Gains were $5.2 million and losses were $1.5 million during the 13 weeks ended May 3, 2025 and May 4, 2024, respectively.
The bank counterparties to the derivative instruments expose the Company to credit-related losses in the event of their non-performance. However, to mitigate that risk, the Company only contracts with counterparties that meet certain minimum requirements under its counterparty risk assessment process. As of May 3, 2025, the Company believes that this credit risk did not materially change the fair value of the foreign currency contracts.
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

The Company determines fair value based upon quoted prices when available or through the use of alternative approaches, such as discounting the expected cash flows using market interest rates commensurate with the credit quality and duration of the investment. The methods used by the Company to determine fair value on an instrument-specific basis are detailed below:

	May 3, 2025			February 1, 2025			May 4, 2024
(in millions)	Carrying Value	Level 1	Level 2	Carrying Value	Level 1	Level 2	Carrying Value	Level 1	Level 2
Assets:
US Treasury securities	$5.3	$5.3	$—	$5.2	$5.2	$—	$5.2	$5.2	$—
Foreign currency contracts	—	—	—	0.4	—	0.4	0.1	—	0.1
US government agency securities	—	—	—	—	—	—	0.5	—	0.5
Corporate bonds and notes	—	—	—	—	—	—	0.5	—	0.5
Total assets	$5.3	$5.3	$—	$5.6	$5.2	$0.4	$6.3	$5.2	$1.1

Liabilities:
Foreign currency contracts	$(0.6)	$—	$(0.6)	$(0.7)	$—	$(0.7)	$(0.3)	$—	$(0.3)
Total liabilities	$(0.6)	$—	$(0.6)	$(0.7)	$—	$(0.7)	$(0.3)	$—	$(0.3)
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
The fair value of the Senior Notes (as defined in Note 15) was determined using quoted market prices in inactive markets based upon current observable market interest rates and therefore were classified as Level 2 measurements in the fair value hierarchy. The following table provides a summary of the carrying amount and fair value of outstanding debt:

	May 4, 2024
(in millions)	Carrying Value	Fair Value
4.70% Senior unsecured notes due in June 2024 (Level 2) (1)	$147.8	$147.4
(1)    The Senior Notes were repaid during the second quarter of Fiscal 2025. See Note 15 for additional information.
15. Long-term debt
The following table summarizes the details of the Company’s long-term debt as of May 3, 2025, February 1, 2025 and May 4, 2024:

(in millions)	May 3, 2025	February 1, 2025	May 4, 2024
Debt:
4.70% Senior unsecured notes due in June 2024, net of unamortized discount	$—	$—	$147.8
Gross debt	—	—	147.8
Less: Current portion of long-term debt	—	—	(147.8)
Total long-term debt	$—	$—	$—

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
The Company had no outstanding borrowings on the ABL for the periods presented and its available borrowing capacity was $1.1 billion as of May 3, 2025.
16. Warranty reserve
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

	13 weeks ended
(in millions)	May 3, 2025	May 4, 2024
Warranty reserve, beginning of period	$39.0	$43.7
Warranty (credit) expense	(0.6)	2.3
Utilized (1)	(2.2)	(2.8)
Warranty reserve, end of period	$36.2	$43.2
(1)     Includes impact of foreign exchange translation.

(in millions)	May 3, 2025	February 1, 2025	May 4, 2024
Disclosed as:
Accrued expenses and other current liabilities	$9.5	$10.3	$11.6
Other liabilities - non-current	26.7	28.7	31.6
Total warranty reserve	$36.2	$39.0	$43.2
17. Other operating expense, net
The following table provides the components of other operating expense, net for the 13 weeks ended May 3, 2025 and May 4, 2024:

	13 weeks ended
(in millions)	May 3, 2025	May 4, 2024
Restructuring charges (1)	$(19.0)	$(4.6)
Asset impairments, net (1)	(3.2)	(2.4)
Other	(2.5)	(0.2)
Other operating expense, net	$(24.7)	$(7.2)
(1)     See Note 18 for additional information.

18. Restructuring
Grow Brand Love Plan
During the first quarter of Fiscal 2026, the Company announced its new corporate strategy, Grow Brand Love. In connection with this strategic transformation, the Company has reorganized its brand structure and certain functional areas primarily within its North America reportable segment, and the Company is optimizing its store fleet by exiting underperforming stores and repositioning stores from declining venues (the “Plan”). As a result of the Plan, the Company expects to incur severance and other employee-related costs, contract termination costs, and store closure costs.
During the 13 weeks ended May 3, 2025, the Company recorded charges related to the Plan of $22.2 million, consisting of the following: $18.2 million for severance and other employee-related costs; $0.8 million for store closure costs; and $3.2 million related to asset impairments. These costs are recorded within other operating expense, net within the condensed consolidated statements of operations. As of May 3, 2025, the Company has $18.2 million of accrued restructuring charges related to the Plan, which are included in accrued expenses and other current liabilities in the condensed consolidated balance sheet.
Total estimated costs related to the Plan are expected to range from $30 million to $45 million, including $10 million to $15 million of estimated non-cash charges primarily for asset disposals and impairments. The Company expects the Plan will be substantially completed by the end of Fiscal 2026, except the store fleet optimization which is expected to be executed over the next two to three years.
Fiscal 2024 Reorganization Plan
During the second quarter of Fiscal 2024, the Company initiated a plan to rationalize its store footprint across the Company, as well as to reorganize certain centralized functions within its North America and UK support centers (collectively, the “Fiscal 2024 Plan”). During the first quarter of Fiscal 2025, as a result of the continued strategic review of the UK business, the Company expanded the Fiscal 2024 Plan in order to further redesign the operating model of the UK business aimed at improving profitability, with margins in line with the rest of the business within the next three years. The store footprint reduction included the closure of approximately 150 underperforming stores across both the North America and International reportable segments through the end of Fiscal 2025 and resulted in costs primarily for severance and asset disposals or impairment. The reorganization of certain support functions included the elimination of certain roles resulting in expenses primarily related to severance and other employee-related costs. Restructuring activities related to the Fiscal 2024 Plan were substantially completed in Fiscal 2025.
During the 13 weeks ended May 4, 2024, the Company recorded charges related to the Fiscal 2024 Plan of $6.5 million, consisting of the following: $2.2 million for employee-related costs; $2.4 million for store closure costs; and $1.9 million related to asset impairments. These costs are recorded within other operating expense, net within the condensed consolidated statements of operations. There are no significant liabilities related to the Fiscal 2024 Plan remaining as of May 3, 2025.
Cumulative costs related to the Fiscal 2024 Plan were $25.5 million, consisting of the following: $11.8 million for employee-related costs; $6.7 million for store closure costs; and $7.0 million related to asset impairments.
19. Supplier finance program
The Company entered into a supplier finance program during Fiscal 2024. Under this program, a financial intermediary acts as the Company’s paying agent with respect to accounts payable due to certain suppliers. The Company agrees to pay the financial intermediary the stated amount of the confirmed invoices from the designated suppliers on the original maturity dates of the invoices. The supplier finance program enables Company suppliers to be paid by the financial intermediary earlier than the due date on the applicable invoice. The Company negotiates payment terms directly with its suppliers for the purchase of goods and services. No guarantees or collateral are provided by the Company under the supplier finance program. As of May 3, 2025, the Company had $8.6 million of confirmed invoices outstanding under the supplier finance program (February 1, 2025 and May 4, 2024: $12.9 million and $17.9 million, respectively). All activity related to the supplier finance program is included in accounts payable in the condensed consolidated balance sheets and within operating activities in the condensed consolidated statements of cash flows.
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The discussion and analysis in this Item 2 is intended to provide the reader with information that will assist in understanding the significant factors affecting the Company’s condensed consolidated operating results, financial condition, liquidity and capital resources. This discussion should be read in conjunction with our condensed consolidated financial statements and the notes to the condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q, as well as the financial and other information included in Signet’s Fiscal 2025 Annual Report on Form 10-K filed with the SEC on March 19, 2025.
This management's discussion and analysis provides comparisons of material changes in the condensed consolidated financial statements for the 13 weeks ended May 3, 2025 and May 4, 2024.
FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains statements which are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based upon management's beliefs and expectations as well as on assumptions made by and data currently available to management, appear in a number of places throughout this document and include statements regarding, among other things, results of operations, financial condition, liquidity, prospects, growth, strategies and the industry in which we operate. The use of the words "guidance," "expects," "continue," "intends," "anticipates," "enhance," "estimates," "predicts," "believes," "should," "potential," "may," "preliminary," "forecast," "objective," "opportunity," "plan," "strategy," "target," or “will” and other similar expressions are intended to identify forward-looking statements. These forward-looking statements are not guarantees of future performance and are subject to a number of risks and uncertainties which could cause the actual results to not be realized, including, but not limited to: executing or optimizing major business or strategic initiatives, such as expansion of the services business or realizing the benefits of our restructuring plans or transformation strategies, including those that the Company may develop in the future; attracting and retaining key executive talent during periods of leadership transition, such as our recent appointment of a new CEO and other recent changes in senior leadership from the reorganization under our Grow Brand Love strategy; the failure to adequately mitigate the impact of existing tariffs and/or the imposition of additional duties, tariffs, taxes and other charges or other barriers to trade or impacts from trade relations; difficulty or delay in executing or integrating an acquisition; the impact of the conflicts in the Middle East on the operations of our quality control and technology centers in Israel; the negative impacts that public health crisis, disease outbreak, epidemic or pandemic has had, and could have in the future, on our business, financial condition, profitability and cash flows; risks relating to shifts in consumer spending away from the jewelry category or away from the cultural customs of expressing commitments through engagements and weddings; trends toward more experiential purchases such as travel; general economic or market conditions, including impacts of inflation or other pricing environment factors on our commodity costs (including diamonds) or other operating costs; a prolonged slowdown in the growth of the jewelry market or a recession in the overall economy; financial market risks; a decline in consumer discretionary spending or deterioration in consumer financial position; disruptions in our supply chain; our ability to attract and retain labor; changes to regulations relating to customer credit; disruption in the availability of credit for customers and customer inability to meet credit payment obligations, which has occurred and may continue to deteriorate; our ability to achieve the benefits related to the outsourcing of the credit portfolio, including due to technology disruptions and/or disruptions arising from changes to or termination of the relevant outsourcing agreements, as well as a potential increase in credit costs due to the current interest rate environment; deterioration in the performance of individual businesses or of the Company’s market value relative to its book value, resulting in further impairments of long-lived assets or intangible assets or other adverse financial consequences; the volatility of our stock price; the impact of financial covenants, credit ratings or interest volatility on our ability to borrow; our ability to maintain adequate levels of liquidity for our cash needs, including debt obligations, payment of dividends, planned share repurchases (including execution of accelerated share repurchases and the payment of related excise taxes) and capital expenditures as well as the ability of our customers, suppliers and lenders to access sources of liquidity to provide for their own cash needs; potential regulatory changes; future legislative and regulatory requirements in the US and globally relating to climate change, including any new climate related disclosure or compliance requirements, such as those recently issued in the state of California; exchange rate fluctuations; the cost, availability of and demand for diamonds, gold and other precious metals, including any impact on the global market supply of diamonds due to the ongoing conflicts in the Middle East, the potential sale or divestiture of the De Beers Diamond Company and its diamond mining operations by parent company Anglo-American plc, and the ongoing Russia-Ukraine conflict or related sanctions; stakeholder reactions to disclosure regarding the source and use of certain minerals; scrutiny or detention of goods produced in certain territories resulting from trade restrictions; seasonality of our business; the merchandising, pricing and inventory policies followed by us and our ability to manage inventory levels; our relationships with suppliers including the ability to continue to utilize extended payment terms and the ability to obtain merchandise that customers wish to purchase; the level of competition and promotional activity in the jewelry sector; our ability to optimize our multi-year strategy to gain market share, expand and improve existing services, innovate and achieve sustainable, long-term growth; the maintenance and continued innovation of our OmniChannel retailing and ability to increase digital sales, as well as management of digital marketing costs; failure to anticipate and keep pace with changing fashion trends; changes in the costs, retail prices, supply and consumer acceptance of, and demand for gem quality lab-grown diamonds and adequate identification of the use of substitute products in our jewelry; ability to execute successful marketing programs and manage social media; the ability to optimize our real estate footprint, including operating in attractive trade areas and accounting for changes in consumer traffic in mall locations; the performance of and ability to recruit, train, motivate and retain qualified team members - particularly store associates in regions experiencing low unemployment rates; management of social, ethical and environmental risks; ability to deliver on our corporate sustainability goals or our environmental, social and governance goals; the reputation of Signet and its brands; inadequacy in and disruptions to internal controls and systems, including related to the migration to new information technology systems which impact financial reporting; risks associated with the Company’s use of artificial intelligence; security breaches and other disruptions to our or our third-party providers’ information technology infrastructure and databases; an adverse development in legal or regulatory proceedings or tax matters, including any new claims or litigation brought by employees, suppliers, consumers or shareholders, regulatory initiatives or investigations, and ongoing compliance with regulations and any consent orders or other legal or regulatory decisions; failure to comply with labor regulations; collective bargaining activity; changes in corporate taxation rates, laws, rules or practices in the US and other jurisdictions in which our subsidiaries are incorporated, including developments related to the tax treatment of companies engaged in internet commerce or deductions associated with payments to foreign related parties that are subject to a low effective tax rate; risks related to international laws and Signet being a Bermuda corporation; risks relating to the outcome of pending litigation; our ability to protect our intellectual property or assets including cash which could be affected by failure of a financial institution or conditions affecting the banking system and financial markets as a whole; changes in assumptions used in making accounting estimates relating to items such as extended service plans or asset impairments; or the impact of weather-related incidents, natural disasters, organized crime or theft, increased security costs, strikes, protests, riots or terrorism, or acts of war (including the ongoing Russia-Ukraine and conflicts in the Middle East).
For a discussion of these and other risks and uncertainties which could cause actual results to differ materially from those expressed in any forward looking statement, see the “Risk Factors” and “Forward-Looking Statements” sections of Signet’s Fiscal 2025 Annual Report on Form 10-K filed with the SEC on March 19, 2025, and quarterly reports on Form 10-Q and the “Safe Harbor Statements” in current reports on Form 8-K filed with the SEC. Signet undertakes no obligation to update or revise any forward-looking statements to reflect subsequent events or circumstances, except as required by law.
OVERVIEW
Signet Jewelers Limited (“Signet” or the “Company”) is the world’s largest retailer of diamond jewelry and is incorporated in Bermuda. The Company operated 2,633 retail locations as of May 3, 2025, which when combined with the Company’s digital capabilities under its Connected Commerce strategy, provides customers the opportunity to use both online and in-store experiences as part of their shopping journey. Signet manages its business by geography, a description of which follows:
•The North America reportable segment operates nine brands, with the majority operating through both online and brick and mortar retail operations. The segment had 2,280 locations in the US and 91 locations in Canada as of May 3, 2025.
◦In the US, the segment operates under the following brands: Kay (Kay Jewelers and Kay Outlet); Zales (Zales Jewelers and Zales Outlet); Jared (Jared Jewelers and Jared Vault); Banter by Piercing Pagoda; Diamonds Direct; Rocksbox; and Digital brands, James Allen and Blue Nile.
◦In Canada, the segment operates under the Peoples brand (Peoples Jewellers).
•The International reportable segment had 262 locations in the UK and Republic of Ireland as of May 3, 2025, and maintains an online retail presence for its principal brands, H.Samuel and Ernest Jones.
Certain Company activities are managed in the “Other” reportable segment for financial reporting purposes, primarily the Company’s diamond sourcing operation and its diamond polishing factory in Botswana. See Note 4 of Item 1 for additional information regarding the Company’s reportable segments and see Item 1 of Signet’s Fiscal 2025 Annual Report on Form 10-K for further background and description of the Company’s business.
Grow Brand Love strategy
In Fiscal 2026, the Company launched its Grow Brand Love strategy. This transformative strategy focuses on driving sustainable growth and builds on a strong core foundation to create shareholder value. In addition, this strategy emphasizes style and product innovation, captivating experiences, and brand loyalty while harnessing centralized core capabilities. The Company has identified three strategic imperatives as part of the Grow Brand Love framework: shifting from banners to brand mindset; growing our core business and expanding into adjacent categories; and organizational realignment to accelerate strategy execution. The Grow Brand Love strategy is further described in the Purpose and Strategy section within Item 1 of Signet’s Fiscal 2025 Annual Report on Form 10-K filed with the SEC on March 19, 2025.
Overall performance - First quarter Fiscal 2026
Signet’s sales increased by 2.0% during the first quarter of Fiscal 2026 compared to the same period in Fiscal 2025. During the first quarter, the Company saw positive same stores sales growth of 2.5% driven by increased merchandise average unit retail (“AUR”) in both bridal and fashion, unit growth in engagements, closing gaps in key price points and expanding our assortment. This overall year over year improvement was softened by an approximate 140 basis point drag from underperformance in the James Allen brand in the first quarter. During the first quarter of Fiscal 2026, AUR increased by 8.9% in the North America reportable segment and 2.8% in the International reportable segment compared to the first quarter of Fiscal 2025. AUR in North America was bolstered by a focus on key price points in both bridal and fashion, as noted above, specifically in our Kay, Zales and Jared brands. Same store sales in the International reportable segment were up 4.5% in the first quarter.
Refer to the “Results of Operations” section below for additional information on performance during the first quarter of Fiscal 2026.

Fiscal 2026 Outlook
The Company anticipates same store sales to be down 2.0% to up 1.5% for Fiscal 2026 providing for some variability in an uncertain consumer spending environment. The Company believes it can continue the first quarter trends on fashion and bridal at key price points and expand margins as our assortment and promotional flexibility should more than offset impacts from existing tariffs. The Company believes that under its new Grow Brand Love strategy it can deliver long term sustainable growth by better aligning our brands to their unique customer expectations, as well as offering a balanced assortment in both bridal and fashion. In addition, concentrating on our three largest brands - Kay, Zales and Jared - creates the most meaningful impact on growth, most immediately through assortment architecture, promotion management, and maximizing the investments in our e-commerce channel.

The Company continues to evaluate the impacts of certain macroeconomic factors on its business, such as tariffs, inflation and the Russia-Ukraine and Middle East conflicts. The Company is closely monitoring ongoing activities related to changes to US economic policy, including potential impacts from both taxes and tariffs. Signet looks to navigate tariffs through a combination of vendor negotiations, value engineering of new merchandise to avoid retail increases where possible, as well as promotion and lifecycle management. As previously discussed, Signet operates quality control and technology centers in Israel, and to date, these operations have not been impacted by the geopolitical conflict in the Middle East. While the Company currently does not expect disruptions to its operations in Israel to have a material impact on the Company’s results of operations, the Company will continue to closely monitor this conflict and any impacts on its business, as well as its team members in Israel. Uncertainties exist that could impact the Company’s results of operations or cash flows in the future, such as competitive pricing pressure, including lab-grown diamonds, continued inflationary impacts to the Company (including, but not limited to, materials, labor, fulfillment and advertising costs), adverse shifts in consumer discretionary spending, slower than anticipated recovery of engagements, deterioration of consumer credit, supply chain disruptions to the Company’s business, the Company’s ability to recruit and retain qualified team members, and organized retail crime and its impact to mall traffic. See “Forward-Looking Statements” above as well as the “Risk Factors” section within Item 1A of Signet’s Fiscal 2025 Annual Report on Form 10-K.

RESULTS OF OPERATIONS
Comparison of First Quarter Fiscal 2026 to First Quarter Fiscal 2025

	First Quarter
	Fiscal 2026		Fiscal 2025
(in millions)	$	% of sales	$	% of sales
Sales	$1,541.6	100.0%	$1,510.8	100.0%
Cost of sales	(942.8)	(61.2)	(938.4)	(62.1)
Gross margin	598.8	38.8	572.4	37.9
Selling, general and administrative expenses	(526.0)	(34.1)	(515.4)	(34.1)
Other operating expense, net	(24.7)	(1.6)	(7.2)	(0.5)
Operating income	48.1	3.1	49.8	3.3
Interest income, net	0.8	0.1	8.6	0.6
Other non-operating (expense) income, net	(3.3)	(0.2)	0.2	—
Income before income taxes	45.6	3.0	58.6	3.9
Income taxes	(12.1)	(0.8)	(6.5)	(0.4)
Net income	$33.5	2.2%	$52.1	3.4%
Dividends on redeemable convertible preferred shares	—	nm	(92.2)	nm
Net income (loss) attributable to common shareholders	$33.5	2.2%	$(40.1)	(2.7)%
nm    Not meaningful.
First quarter sales
Signet's total sales increased 2.0% year over year to $1.54 billion in the 13 weeks ended May 3, 2025. Same store sales increased 2.5%, compared to a decrease of 8.9% in the prior year quarter. These increases were primarily from closing merchandise assortment gaps at key gifting price points both in fashion and in bridal, as well as increased AUR in both categories, however were softened by an approximate 140 basis point drag from underperformance in the James Allen brand in the first quarter.
E-commerce sales in the first quarter of Fiscal 2026 were $338.7 million, up $0.8 million or 0.2%, compared to $337.9 million in the prior year first quarter. E-commerce sales accounted for 22.0% of first quarter sales, a slight decrease compared to 22.4% of total sales in the prior year first quarter. Brick and mortar same store sales increased 2.9% from the prior year first quarter.
The breakdown of the first quarter sales performance by reportable segment is set out in the table below:

	Change from previous year
First Quarter of Fiscal 2026	Same store sales	Non-same store sales, net	Total sales at constant exchange rate (1)	Exchange translation impact	Total sales as reported	Total reported sales (in millions)
North America reportable segment	2.3%	—%	2.3%	(0.2)%	2.1%	$1,450.5
International reportable segment	4.5%	(3.0)%	1.5%	2.3%	3.8%	80.1
Other reportable segment (2)	nm	nm	nm	nm	nm	11.0
Signet	2.5%	(0.5)%	2.0%	—%	2.0%	$1,541.6
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
nm Not meaningful.
As described above, AUR is an additional operating metric defined as merchandise sales divided by merchandise units. AUR is measured each period based on reported sales for the corresponding period presented.
North America sales
The North America reportable segment’s total sales were $1.45 billion compared to $1.42 billion in the prior year quarter, or an increase of 2.1%. This increase was primarily from closing merchandise assortment gaps at key gifting price points both in fashion and in bridal, as well as increased AUR in fashion. This increase was softened by the underperformance of the James Allen brand noted above. The number of units sold decreased 6.6% year over year. Same store sales increased 2.3% compared to a decrease of 9.2% in the prior year quarter.

International sales
The International reportable segment’s total sales increased 3.8%, or 1.5% at constant exchange rates, to $80.1 million compared to $77.2 million in the prior year quarter. The number of units sold decreased 1.1% and AUR increased 2.8% year over year. Same store sales increased 4.5% compared to a decrease of 3.2% in the prior year quarter. The total reported sales increase was slightly lower than same store sales due to store closures.
Gross margin
In the first quarter of Fiscal 2026, gross margin was $598.8 million or 38.8% of sales compared to $572.4 million or 37.9% of sales in the prior year quarter. Gross margin in total dollars and as a percentage of sales increased compared to the prior year quarter reflecting merchandise margin expansion driven by higher AUR in both fashion and bridal, as discussed above, and a balanced promotional strategy, as well as leveraging of fixed costs such as occupancy.
Selling, general and administrative expenses (“SG&A”)
In the first quarter of Fiscal 2026, SG&A was $526.0 million or 34.1% of sales compared to $515.4 million or 34.1% of sales in the prior year quarter. The increase in SG&A compared to the prior year quarter was primarily driven by increases in store payroll and marketing expenses.
Other operating expense, net
In the first quarter of Fiscal 2026, other operating expense was $24.7 million, compared to $7.2 million in the prior year quarter. The 13 weeks ended May 3, 2025 primarily included restructuring and asset impairment charges of $22.2 million related to the actions under the Company’s new corporate strategy, Grow Brand Love. The 13 weeks ended May 4, 2024 primarily included restructuring and asset impairment charges of $7.0 million. See Note 17 and Note 18 for additional information.
Operating income
For the first quarter of Fiscal 2026, operating income was $48.1 million, or 3.1% of sales, compared to operating income of $49.8 million or 3.3% of sales in the prior year quarter. The decrease in operating income for the 13 weeks ended May 3, 2025 was primarily driven by restructuring costs, partially offset by stronger sales performance and gross margin as described above.
North America operating income
In the first quarter, operating income in the North America reportable segment was $83.0 million, or 5.7% of segment sales, and includes $10.9 million of restructuring charges and $3.2 million of asset impairment charges primarily related to long-lived assets. In the prior year quarter, operating income in the North America reportable segment was $83.2 million, or 5.9% of segment sales, and included $2.0 million of asset impairment charges primarily related to planned store closures and $0.6 million of restructuring charges.
International operating income
In the first quarter, operating loss in the International reportable segment was $7.0 million, or (8.7)% of segment sales. In the prior year quarter, operating loss in the International reportable segment was $13.0 million, or (16.8)% of segment sales, and included $4.0 million of restructuring charges and $1.3 million of net losses from the previously announced divestiture of the UK prestige watch business.
Corporate and unallocated expenses
In the first quarter, corporate and unallocated expenses were $24.0 million and includes $8.1 million of restructuring charges. In the prior year quarter, corporate and unallocated expenses were $17.3 million.
Interest income, net
For the 13 weeks ended May 3, 2025, net interest income was $0.8 million, compared to $8.6 million in the 13 weeks ended May 4, 2024. The decrease in the current year quarter was the result of lower cash balances earning interest as compared with the prior year quarter, primarily due to cash used over the past year related to the Preferred Shares retirement, repayment of the Senior Notes and common share repurchases.
Income taxes
In the first quarter of Fiscal 2026, income tax expense was $12.1 million, with an effective tax rate (“ETR”) of 26.5%, compared to income tax expense of $6.5 million, with an ETR of 11.1%, in the prior year comparable period. Signet was not subject to income tax in Bermuda prior to Fiscal 2026. On December 27, 2023, Bermuda enacted a 15% corporate income tax that was effective for the Company beginning with Fiscal 2026. The ETR for the first quarter of Fiscal 2026 was higher than the Bermuda income tax rate, primarily as a result of the unfavorable impact of foreign rate differences (primarily in the US) and unfavorable discrete tax items recognized in the 13 weeks ended May 3, 2025, including the tax shortfall for share-based compensation which vested during the year of $0.8 million.

The ETR for the first quarter of Fiscal 2025 was lower than the US federal income tax rate, primarily due to the favorable impact of foreign rate differences and benefits from global reinsurance arrangements, as well as the discrete tax benefit related to share-based compensation which vested during the prior year quarter of $4.7 million.
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

(in millions)	May 3, 2025	February 1, 2025	May 4, 2024
Cash and cash equivalents	$264.1	$604.0	$729.3
Less: Current portion of long-term debt	—	—	(147.8)
Net cash	$264.1	$604.0	$581.5
2. Free cash flow
Free cash flow is a non-GAAP measure defined as the net cash used in operating activities less capital expenditures. Management considers this metric to be helpful in understanding how the business is generating cash from its operating and investing activities that can be used to meet the financing needs of the business. Free cash flow is an indicator frequently used by management to evaluate its overall liquidity needs and determine appropriate capital allocation strategies. Free cash flow does not represent the residual cash flow available for discretionary purposes.

	13 weeks ended
(in millions)	May 3, 2025	May 4, 2024
Net cash used in by operating activities	$(175.3)	$(158.2)
Capital expenditures	(36.6)	(23.3)
Free cash flow	$(211.9)	$(181.5)
3.     Earnings before interest, income taxes, depreciation and amortization (“EBITDA”) and adjusted EBITDA
EBITDA is a non-GAAP measure defined as earnings before interest, income taxes, depreciation and amortization. EBITDA is an important indicator of operating performance as it excludes the effects of financing and investing activities by eliminating the effects of interest, income taxes, depreciation and amortization costs. Adjusted EBITDA is a non-GAAP measure, defined as earnings before interest, income taxes, depreciation and amortization, share-based compensation expense, non-operating expense, net and certain non-GAAP accounting adjustments. Reviewed in conjunction with net income and operating income, management believes that EBITDA and adjusted EBITDA help enhance management’s and investors’ ability to evaluate and analyze trends regarding Signet’s business and performance based on its current operations. These measures are also inputs into the Company’s leverage ratios, which are non-GAAP measures disclosed periodically in investor materials and other Company filings with the SEC, including annually in the Company’s Form 10-K.

	13 weeks ended
(in millions)	May 3, 2025	May 4, 2024
Net income	$33.5	$52.1
Income taxes	12.1	6.5
Interest income, net	(0.8)	(8.6)
Depreciation and amortization	37.0	36.6
Amortization of unfavorable contracts	(0.5)	(0.5)
EBITDA	$81.3	$86.1
Other non-operating expense (income), net	3.3	(0.2)
Share-based compensation	7.0	7.6
Other accounting adjustments
Restructuring charges (1)	19.0	4.6
Asset impairments (1)	3.2	1.9
Loss on divestitures, net (2)	—	1.3
Integration-related expenses (3)	—	0.2
Adjusted EBITDA	$113.8	$101.5
(1)    Restructuring and asset impairment charges during the 13 weeks ended May 3, 2025 were incurred primarily as a result of the Company’s Grow Brand Love strategy initiatives. Restructuring and asset impairment charges during the 13 weeks ended May 4, 2024 were incurred primarily as a result of the Company’s rationalization of its store footprint and reorganization of certain centralized functions.
See Note 18 for additional information
(2)    Includes net losses from the previously announced divestiture of the UK prestige watch business.
(3)    Includes severance and retention expenses related to the integration of Blue Nile.
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

	13 weeks ended
(in millions)	May 3, 2025	May 4, 2024
Operating income	$48.1	$49.8
Restructuring charges (1)	19.0	4.6
Asset impairments (1)	3.2	1.9
Loss on divestitures, net (2)	—	1.3
Integration-related expenses (3)	—	0.2
Adjusted operating income	$70.3	$57.8

Operating margin	3.1%	3.3%
Adjusted operating margin	4.6%	3.8%
(1)    Restructuring and asset impairment charges during the 13 weeks ended May 3, 2025 were incurred primarily as a result of the Company’s Grow Brand Love strategy initiatives. Restructuring and asset impairment charges during the 13 weeks ended May 4, 2024 were incurred primarily as a result of the Company’s rationalization of its store footprint and reorganization of certain centralized functions.
See Note 18 for additional information.
(2)    Includes net losses from the previously announced divestiture of the UK prestige watch business.
(3)    Includes severance and retention expenses related to the integration of Blue Nile.

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

	13 weeks ended
	May 3, 2025	May 4, 2024
Diluted EPS	$0.78	$(0.90)
Restructuring charges (1)	0.46	0.10
Asset impairments (1)	0.07	0.04
Loss on divestitures, net (2)	—	0.03
Tax impact of items above	(0.13)	(0.04)
Deemed dividend on redemption of Preferred Shares (3)	—	1.91
Dilution effect (4)	—	(0.03)
Adjusted diluted EPS	$1.18	$1.11
(1)    Restructuring and asset impairment charges during the 13 weeks ended May 3, 2025 were incurred primarily as a result of the Company’s Grow Brand Love strategy initiatives. Restructuring and asset impairment charges during the 13 weeks ended May 4, 2024 were incurred primarily as a result of the Company’s rationalization of its store footprint and reorganization of certain centralized functions.
See Note 18 for additional information.
(2)    Includes net losses from the previously announced divestiture of the UK prestige watch business.
(3)    As described in Note 5, the Company recorded a deemed dividend to net income (loss) attributable to common shareholders of $85.2 million in the first quarter of Fiscal 2025, which represents the excess of the conversion value of the Preferred Shares over their carrying value upon redemption and includes $1.6 million of related expenses.
(4)    Adjusted diluted EPS for the 13 weeks ended May 4, 2024 was calculated using 48.0 million diluted weighted average common shares outstanding. The additional dilutive shares were excluded from the calculation of GAAP diluted EPS as their effect was antidilutive. Refer to Note 7 for additional information.
LIQUIDITY AND CAPITAL RESOURCES
Overview
The Company’s primary sources of liquidity are cash on hand, cash provided by operations and availability under its senior secured asset-based revolving credit facility (the “ABL”). As of May 3, 2025, the Company had $264.1 million of cash and cash equivalents and no outstanding borrowings on the ABL. The available borrowing capacity on the ABL was $1.1 billion as of May 3, 2025.
The Company maintains a disciplined approach to capital allocation, utilizing the following priorities: 1) Invest in organic growth; 2) maintain conservative balance sheet, including an adjusted leverage ratio (a non-GAAP measure as defined in Item 7 of the Signet’s Fiscal 2025 Annual Report on Form 10-K) of at or below our stated goal; and 3) return capital to shareholders through share repurchases and dividends.
Invest in organic growth
The strategic imperatives of the Company’s Grow Brand Love transformation strategy have been designed to accelerate growth by building on a strong core foundation to create shareholder value. The Company will focus on increasing market share in core areas such as Bridal, while expanding into categories like self-purchase and gifting. In order to achieve these goals, the Company is in the process of restructuring to streamline operations, increase efficiencies, improve accountability and reduce costs. Streamlining the organization is expected to enable our new go-to-market strategies and contribute towards our efforts to strengthen our brand portfolio. We are also optimizing our real estate footprint to support the positioning of our brands and modernizing our stores through capital improvements. The Company invested $153.0 million for capital expenditures in Fiscal 2025 and has planned for capital expenditures of up to $160 million in Fiscal 2026, reflecting primarily investments in new stores and renovations, as well as additional digital and technology advancements.
Maintain conservative balance sheet
The Company has no outstanding debt after fully repaying the Senior Notes at maturity in the second quarter of Fiscal 2025 using cash on hand. In addition, in Fiscal 2025, the Company completed the extension of the ABL to August 2029 at substantially the same terms, as further described in Note 15. In connection with this extension, the ABL aggregate commitment was reduced to $1.2 billion to better align with our reduced inventory base over the past few years, as well as provide cost savings on unused commitment fees.
On April 1, 2024, in accordance with the terms of the amended Certificate of Designation for the Preferred Shares, the Preferred Holders converted half of the then outstanding Preferred Shares and the Company elected to settle such conversions in cash totaling

$414.1 million, including accrued and unpaid dividends. During the second and third quarters of Fiscal 2025, the Preferred Holders converted all of the remaining Preferred Shares, and the Company elected to settle all the remaining Preferred Shares in cash totaling $401.5 million. The ability of the Company to settle the Preferred Shares in cash highlights the effectiveness of the Company’s flexible operating model and working capital efficiency, which has generated significant free cash flow and liquidity over the past few years. Refer to Note 5 for additional information.
The Company uses leverage ratios to assess the effectiveness of its capital allocation strategy. The Company maintained a 1.1x adjusted leverage ratio through the end of Fiscal 2025 (see non-GAAP measures as defined in Item 7 of the Signet’s Fiscal 2025 Annual Report on Form 10-K). During Fiscal 2025, the Company reduced its adjusted leverage ratio goal from 2.5x or less to 1.75x or less to reflect the retirement of all funded debt in Fiscal 2025, capital allocation strategies, and replacing the operating lease adjustment within the calculation with lease liabilities from the previous 5x rent adjustment. The Company continues to be confident in its ability to generate free cash flow while maintaining this leverage ratio target.
Returning capital to shareholders
The Company remains committed to its goal of returning cash to shareholders, which includes being a dividend growth company. For the fourth year in a row, Signet has increased its quarterly common dividend from $0.29 per share in Fiscal 2025 to $0.32 per share beginning in Fiscal 2026. The Company also remains focused on common share repurchases under its 2017 Program. In March 2024, the Board approved a further $200 million increase to the multi-year authorization under the 2017 Program. The Company repurchased $117.4 million of common shares during the 13 weeks ended May 3, 2025 with $605.6 million of shares authorized for repurchase remaining as of May 3, 2025. See Note 6 for additional information related to the common share repurchases.
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
Summary cash flow
The following table provides a summary of Signet’s cash flow activity for Fiscal 2026 and Fiscal 2025:

	13 weeks ended
(in millions)	May 3, 2025	May 4, 2024
Net cash used in operating activities	$(175.3)	$(158.2)
Net cash used in investing activities	(36.6)	(21.5)
Net cash used in financing activities	(137.3)	(467.5)
Decrease in cash and cash equivalents	$(349.2)	$(647.2)

Cash and cash equivalents at beginning of period	$604.0	$1,378.7
Decrease in cash and cash equivalents	(349.2)	(647.2)
Effect of exchange rate changes on cash and cash equivalents	9.3	(2.2)
Cash and cash equivalents at end of period	$264.1	$729.3
Operating activities
Net cash used in operating activities was $175.3 million during the 13 weeks ended May 3, 2025 compared to $158.2 million in the prior year comparable period. The change in operating cash flows compared to prior year was primarily driven by higher paydowns of accounts payable year over year. The significant movements in operating cash flows are further described below:

•Net income was $33.5 million compared to net income of $52.1 million in the prior year period, a decrease of $18.6 million. This decrease was primarily the result of restructuring charges of $19.0 million and higher SG&A in Fiscal 2026, partially offset by higher gross profit.
•The change in current income taxes was a use of $7.5 million in the current period compared to a use of $38.6 million in the prior year. The current year use was primarily the result of net income tax payments of $16.2 million, compared to net income tax payments of $45.3 million in the prior year period.
•Cash used by inventory was $56.1 million, consistent with a use of $48.9 million in the prior year, reflecting seasonal replenishment of inventories following the fourth quarter.
•Cash used by accounts payable was $187.5 million compared to a use of $136.7 million in the prior year period. Accounts payable is historically a use of cash in the first quarter, as the Company pays down invoices due from Holiday Season merchandise purchases. The increased use compared to the prior first quarter is due to timing and mix of payables.
•Cash used by accrued expenses and other liabilities was $5.4 million, compared to a use of $40.8 million in the prior year period. The difference compared to the prior year comparable period is primarily due to timing of advertising payments.
Investing activities
Net cash used in investing activities for the 13 weeks ended May 3, 2025 was $36.6 million compared to a use of $21.5 million in the prior year period. Cash used in Fiscal 2026 was related to capital expenditures of $36.6 million. Capital expenditures are associated with new stores, remodels of existing stores, and capital investments in digital and IT. Signet has planned Fiscal 2026 capital expenditures of up to $160 million. In Fiscal 2025, net cash used in investing activities was primarily related to capital expenditures of $23.3 million.
Stores opened and closed in the 13 weeks ended May 3, 2025:

	February 1, 2025	Openings	Closures	May 3, 2025
North America segment (1)	2,379	5	(13)	2,371
International segment (1)	263	—	(1)	262
Signet	2,642	5	(14)	2,633
(1)    The net change in selling square footage for Fiscal 2026 for the North America and International segments was (0.1%) and (0.4%), respectively.
Financing activities
Net cash used in financing activities for the 13 weeks ended May 3, 2025 was $137.3 million, consisting of the repurchase of $117.4 million of common shares, common share dividends paid of $12.6 million, and payments for withholding taxes related to the settlement of the Company’s share-based compensation awards of $7.3 million.
Net cash used in financing activities for the 13 weeks ended May 4, 2024 was $467.5 million, consisting of the repurchase of the Preferred Shares of $412.0 million, the repurchase of $7.4 million of common shares, payments for withholding taxes related to the settlement of the Company’s share-based compensation awards of $27.6 million, and preferred and common share dividends paid of $20.5 million.
Movement in cash and indebtedness
Cash and cash equivalents at May 3, 2025 were $264.1 million compared to $729.3 million as of May 4, 2024. The decrease year over year was primarily driven by the retirement of Preferred Shares in Fiscal 2025, the repayment of the Senior Notes upon maturity in the second quarter of Fiscal 2025 and common share repurchases, as described above, partially offset by cash flow from operations. Signet holds cash and cash equivalents at a number of large, highly-rated financial institutions. The amount held at each financial institution takes into account the credit rating and size of the financial institution and is held for short-term durations.
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
There were no borrowings under the ABL during the 13 weeks ended May 3, 2025 and May 4, 2024. Available borrowing capacity under the ABL was $1.1 billion as of May 3, 2025.
The Company had no outstanding debt as of May 3, 2025. As further described in Note 15, the Company fully repaid the Senior Notes upon maturity in the second quarter of Fiscal 2025 using cash on hand. At May 4, 2024, Signet had $147.8 million of outstanding debt, consisting entirely of the Senior Notes.
As of May 3, 2025, February 1, 2025 and May 4, 2024, the Company was in compliance with all debt covenants.

SEASONALITY
Signet’s business is seasonal, with the fourth quarter historically accounting for approximately 35-40% of annual sales as well as for a substantial portion of the annual operating income and cash flows. The “Holiday Season” consists of results for the months of November and December, with December being the highest volume month of the year.
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
While there have been no material changes to the critical accounting policies and estimates disclosed in Signet’s Annual Report on Form 10-K for the fiscal year ended February 1, 2025 filed with the SEC on March 19, 2025, the Company continues to monitor the risk of impairment related to the Digital brands and Diamonds Direct reporting units as well as the Blue Nile, James Allen, and Diamonds Direct trade names. During Fiscal 2025, the Company determined that quantitative impairment assessments were required for the Digital brands and Diamonds Direct reporting units as well as the related Blue Nile, James Allen, and Diamonds Direct trade names. In addition to the general macroeconomic impacts over the past year, these brands have a higher bridal mix compared to the rest of Signet, and thus the slower than expected engagement recovery and continued pressure on consumer discretionary spending have had a disproportionate impact on these businesses as compared to the other Signet brands. In addition, to a lesser degree, the Digital brands sales have been impacted by market declines in lab-grown diamond pricing in recent years, as well as the previously discussed challenges related to the integration of Blue Nile and lower traffic post re-platforming due to search engine optimization issues unique to their business.
Based on the most recent quantitative assessments, the fair value of the Diamonds Direct reporting unit exceeded its carrying value of $251.2 million by approximately 11%, while the carrying values of the Digital brands goodwill and the Blue Nile, James Allen and Diamonds Direct trade names approximate their estimated fair values of $53.6 million, $19.0 million, $15.0 million and $112.0 million, respectively.
Management noted uncertainties exist related to the post-election macroeconomic environment in the US and abroad, including tariffs, economic and tax policy, inflation and interest rates. These factors could unfavorably impact consumer confidence and discretionary spending, and thus may impact the key assumptions used to estimate fair value, such as sales trends, margin trends, long-term growth rates and discount rates. These factors could also negatively affect the share price of the Company’s common stock. An increase in the discount rate and/or a further softening of sales and operating income trends for any of the Company’s reporting units and related trade names, particularly during peak selling seasons, could result in a further decline in the estimated fair values of the indefinite-lived intangible assets, including goodwill, which could result in future material impairment charges, particularly for Diamonds Direct and Digital brands as described above. For example, an increase in the discount rate of 0.5% to all of the aforementioned impaired trade names and reporting unit, assuming no other changes to assumptions, would have resulted in additional impairment charges of approximately $8 million.
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
Signet’s market risk profile as of May 3, 2025 has not materially changed since February 1, 2025. The market risk profile as of February 1, 2025 is disclosed in Signet’s Annual Report on Form 10-K, filed with the SEC on March 19, 2025.
ITEM 4. CONTROLS AND PROCEDURES
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
Management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures in accordance with Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on such evaluation, the principal executive officer and principal financial officer have concluded that such disclosure controls and procedures were effective as of May 3, 2025.
Changes in internal control over financial reporting
There were no changes to the Company’s internal control over financial reporting during the first quarter of Fiscal 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Information regarding legal proceedings is incorporated by reference from Note 20 of the Condensed Consolidated Financial Statements set forth in Part I of this Quarterly Report on Form 10-Q.
ITEM 1A. RISK FACTORS
There have been no material changes to the risk factors previously disclosed in Part I, Item 1A, of the Company’s Annual Report on Form 10-K for the fiscal year ended February 1, 2025 that was filed with the SEC on March 19, 2025.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Repurchases of equity securities
The following table contains the Company’s repurchases of common shares in the first quarter of Fiscal 2026:

Period	Total number of shares purchased	Average price paid per share (1)	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
February 2, 2025 to March 1, 2025(2)	282,546	$55.32	282,546	$707,405,002
March 2, 2025 to March 29, 2025	397,401	$59.77	397,401	$683,658,030
March 30, 2025 to May 3, 2025(3)	1,380,206	$56.53	1,380,206	$605,631,688
Total	2,060,153	$56.99	2,060,153	$605,631,688
(1)    The average price paid per share excludes commissions paid of $30,888 in connection with the repurchases made under the 2017 Share Repurchase Program.
(2)    Includes shares repurchased under a 10b5-1 Trading Plan adopted by the Company under the 2017 Share Repurchase Program entered into for the period between January 6, 2025 - March 18, 2025 to repurchase up to $35 million of common shares pursuant to a trading grid at prices ranging from $65 to $120 per share.
(3)    Includes shares repurchased under a 10b5-1 Trading Plan adopted by the Company under the 2017 Share Repurchase Program entered into for the period between April 21, 2025 - June 2, 2025 to repurchase up to $25 million of common shares pursuant to a trading grid at prices ranging from $50 to $85 per share.

ITEM 5. OTHER INFORMATION
Rule 10b5-1 Trading Arrangements
During the first quarter of Fiscal 2026, the following officer of the Company, as defined in Rule 16a-1(f), terminated a Rule 10b5-1 Trading Arrangement (as defined in Item 408(a) of Regulation S-K) to sell common shares:

Name	Title	Termination Date	Expiration Date	Maximum aggregate number of shares to be sold
Joan M. Hilson	Chief Operating and Financial Officer	March 24, 2025	July 3, 2025	49,956
No other directors or officers of the Company have adopted, modified, or terminated a Rule 10b5-1 Trading Arrangement or Non-Rule 10b5-1 Trading Arrangement (as each term is defined in Item 408(a) of Regulation S-K) during the first quarter of Fiscal 2026.

Executive Retention Awards
To incentivize the retention of key leadership through the execution of the Grow Brand Love strategic plan and ongoing leadership transitions, on June 1, 2025, the Human Capital Management & Compensation Committee of the Board approved special restricted stock unit (“RSU”) and performance-based restricted stock unit (“PSU”) awards to Joan M. Hilson, the Company’s Chief Operating and Financial Officer, in each case granted on June 2, 2025.

Ms. Hilson received a special retention RSU award, make-whole RSU award and make-whole PSU award. The special retention RSU award had a grant date value of $2,500,000, which is approximately equivalent to Ms. Hilson’s annual Long-Term Incentive Plan (“LTIP”) award for Fiscal 2026. The retention award is eligible to vest in full on the third anniversary of the grant date, subject to Ms. Hilson’s continued employment in good standing through such vesting date. The award will terminate without vesting if Ms. Hilson fails to be in good standing, retires or is terminated for cause prior to the vesting date and will vest in full if she is terminated without cause prior to the vesting date.

The make-whole RSU and PSU awards were granted to align Ms. Hilson’s Fiscal 2026 awards with a recent increase to her annual LTIP target opportunity from 280% to 330%. Each make-whole award has substantially the same terms as the Company’s current standard form of RSU and PSU award agreements, except that these make-whole awards expressly exclude any special vesting treatment upon retirement. Each such award will terminate without vesting if Ms. Hilson fails to be in good standing, retires or is terminated for cause prior to the vesting date and, in accordance with the terms of her amended and restated termination protection agreement, a pro-rated portion of such award will vest if she is terminated without cause while in good standing prior to the vesting date.

Beginning in April 2025, the Company’s RSU awards entitle award holders to receive dividend equivalent rights in the form of additional RSUs that vest on the same terms as the underlying RSUs. The current standard form of RSU award agreement, which includes these dividend equivalent provisions, is filed as Exhibit 10.1 to this Form 10-Q. Ms. Hilson’s special retention RSU award was granted in accordance with the form of Time-Based Restricted Stock Retention Award Agreement filed as Exhibit 10.3 to the Quarterly Report on Form 10-Q for the quarter ended November 2, 2024 filed on December 5, 2024, with the addition of the dividend equivalent rights and other terms noted above.

ITEM 6. EXHIBITS
The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Number	Description of Exhibits

10.1* †	Form of Signet Jewelers Limited 2018 Omnibus Incentive Plan Time-Based Restricted Stock Unit Award Notice and Agreement (Post April 1, 2025 Awards).

31.1*	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished herewith.
†	Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Signet Jewelers Limited

Date:	June 3, 2025	By:	/s/ Joan M. Hilson
		Name:	Joan M. Hilson
		Title:	Chief Operating and Financial Officer (Principal Financial Officer)