Form 10-Q
period 2025-08-02
SIGNET JEWELERS LTD
filed 2025-09-05
CIK 832988

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended August 2, 2025 or

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
Common Shares, $0.18 par value, 40,948,860 shares as of August 29, 2025

SIGNET JEWELERS LIMITED

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
SIGNET JEWELERS LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	13 weeks ended		26 weeks ended
(in millions, except per share amounts)	August 2, 2025	August 3, 2024	August 2, 2025	August 3, 2024	Notes
Merchandise sales	$1,342.8	$1,311.3	$2,693.1	$2,637.6
Service sales	192.3	179.7	383.6	364.2
Total sales	1,535.1	1,491.0	3,076.7	3,001.8	3
Cost of sales	(943.2)	(924.7)	(1,886.0)	(1,863.1)
Gross margin	591.9	566.3	1,190.7	1,138.7
Selling, general and administrative expenses	(505.3)	(498.4)	(1,031.3)	(1,013.8)
Asset impairments, net	(80.2)	(166.2)	(83.4)	(168.6)
Other operating expense, net	(3.6)	(2.6)	(25.1)	(7.4)	17
Operating income (loss)	2.8	(100.9)	50.9	(51.1)	4
Interest (expense) income, net	(0.1)	2.4	0.7	11.0
Other non-operating income (expense), net	2.4	1.6	(0.9)	1.8
Income (loss) before income taxes	5.1	(96.9)	50.7	(38.3)
Income taxes	(14.2)	(1.6)	(26.3)	(8.1)	9
Net (loss) income	$(9.1)	$(98.5)	$24.4	$(46.4)
Dividends on redeemable convertible preferred shares	—	(3.0)	—	(95.2)	5, 6
Net (loss) income attributable to common shareholders	$(9.1)	$(101.5)	$24.4	$(141.6)

Earnings (loss) per common share:
Basic	$(0.22)	$(2.28)	$0.58	$(3.17)	7
Diluted	$(0.22)	$(2.28)	$0.58	$(3.17)	7
Weighted average common shares outstanding:
Basic	41.1	44.5	41.8	44.6	7
Diluted	41.1	44.5	42.0	44.6	7
The accompanying notes are an integral part of these condensed consolidated financial statements.

SIGNET JEWELERS LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	13 weeks ended
	August 2, 2025			August 3, 2024
(in millions)	Pre-tax amount	Tax (expense) benefit	After-tax amount	Pre-tax amount	Tax (expense) benefit	After-tax amount
Net loss			$(9.1)			$(98.5)
Other comprehensive income (loss):
Foreign currency translation adjustments	$0.5	$—	$0.5	$3.8	$—	$3.8
Cash flow hedges:
Unrealized gain (loss)	0.2	(0.1)	0.1	(0.2)	—	(0.2)
Reclassification adjustment for (gains) losses to earnings	(0.1)	—	(0.1)	0.1	—	0.1
Total other comprehensive income	$0.6	$(0.1)	$0.5	$3.7	$—	$3.7
Total comprehensive loss			$(8.6)			$(94.8)

	26 weeks ended
	August 2, 2025			August 3, 2024
(in millions)	Pre-tax amount	Tax (expense) benefit	After-tax amount	Pre-tax amount	Tax (expense) benefit	After-tax amount
Net income (loss)			$24.4			$(46.4)
Other comprehensive income (loss):
Foreign currency translation adjustments	$22.6	$—	$22.6	$(0.3)	$—	$(0.3)
Available-for-sale securities:
Unrealized gain	0.1	—	0.1	—	—	—
Cash flow hedges:
Unrealized loss	(0.7)	0.1	(0.6)	(0.2)	—	(0.2)
Reclassification adjustment for gains to earnings	—	—	—	(0.1)	—	(0.1)
Total other comprehensive income (loss)	$22.0	$0.1	$22.1	$(0.6)	$—	$(0.6)
Total comprehensive income (loss)			$46.5			$(47.0)
The accompanying notes are an integral part of these condensed consolidated financial statements.

SIGNET JEWELERS LIMITED
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in millions, except par value per share amounts)	August 2, 2025	February 1, 2025	August 3, 2024	Notes
Assets
Current assets:
Cash and cash equivalents	$281.4	$604.0	$403.1
Inventories	1,986.6	1,937.3	1,977.2	10
Income taxes	29.7	14.3	9.2
Other current assets	166.8	156.6	186.2
Total current assets	2,464.5	2,712.2	2,575.7
Non-current assets:
Property, plant and equipment, net of accumulated depreciation and amortization of $1,519.8 (February 1, 2025 and August 3, 2024: $1,461.5 and $1,505.3, respectively)	477.7	506.5	470.5
Operating lease right-of-use assets	1,102.5	1,102.4	956.2	11
Goodwill	428.4	482.0	631.5	12
Intangible assets, net	291.5	307.2	358.9	12
Other assets	286.1	314.8	320.3
Deferred tax assets	292.1	301.5	300.7
Total assets	$5,342.8	$5,726.6	$5,613.8
Liabilities, Redeemable convertible preferred shares, and Shareholders’ equity
Current liabilities:
Accounts payable	$512.7	$767.0	$547.6
Accrued expenses and other current liabilities	388.4	366.8	363.1
Deferred revenue	360.7	362.5	347.8	3
Operating lease liabilities	290.4	279.9	250.9	11
Income taxes	49.0	55.3	17.6
Total current liabilities	1,601.2	1,831.5	1,527.0
Non-current liabilities:
Operating lease liabilities	887.3	900.0	793.5	11
Other liabilities	76.9	85.1	90.5
Deferred revenue	885.5	885.1	874.0	3
Deferred tax liabilities	163.6	173.1	188.5
Total liabilities	3,614.5	3,874.8	3,473.5
Commitments and contingencies				20
Redeemable Series A Convertible Preference Shares $0.01 par value: authorized 500 shares, 0 shares outstanding (February 1, 2025 and August 3, 2024: 0 and 0.213 shares outstanding, respectively)	—	—	223.1	5
Shareholders’ equity:
Common shares of $0.18 par value: authorized 500 shares, 41.0 shares outstanding (February 1, 2025 and August 3, 2024: 43.2 and 44.3 outstanding, respectively)	12.6	12.6	12.6
Additional paid-in capital	110.0	120.1	165.2
Other reserves	0.4	0.4	0.4
Treasury shares at cost: 29.0 shares (February 1, 2025 and August 3, 2024: 26.8 and 25.7 shares, respectively)	(1,882.4)	(1,749.3)	(1,659.7)
Retained earnings	3,743.1	3,745.5	3,664.6
Accumulated other comprehensive loss	(255.4)	(277.5)	(265.9)	8
Total shareholders’ equity	1,728.3	1,851.8	1,917.2
Total liabilities, redeemable convertible preferred shares and shareholders’ equity	$5,342.8	$5,726.6	$5,613.8
The accompanying notes are an integral part of these condensed consolidated financial statements.

SIGNET JEWELERS LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	26 weeks ended
(in millions)	August 2, 2025	August 3, 2024
Operating activities
Net income (loss)	$24.4	$(46.4)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	74.0	74.5
Amortization of unfavorable contracts	(0.9)	(0.9)
Share-based compensation	13.7	18.3
Deferred taxation	2.0	(13.1)
Asset impairments, net	83.4	168.6
Other non-cash movements	3.5	3.1
Changes in operating assets and liabilities:
Inventories	(35.9)	(41.4)
Other assets	14.0	33.2
Accounts payable	(248.5)	(193.3)
Accrued expenses and other liabilities	10.1	(36.1)
Change in operating lease assets and liabilities	(3.8)	(6.8)
Deferred revenue	(3.1)	(22.1)
Income tax receivable and payable	(21.9)	(52.0)
Net cash used in operating activities	(89.0)	(114.4)
Investing activities
Capital expenditures	(60.6)	(51.3)
Other investing activities, net	(0.1)	(5.9)
Net cash used in investing activities	(60.7)	(57.2)
Financing activities
Dividends paid on common shares	(25.8)	(23.1)
Dividends paid on redeemable convertible preferred shares	—	(14.4)
Repurchase of common shares	(149.7)	(47.2)
Repurchase of redeemable convertible preferred shares	—	(541.0)
Repayment of Senior Notes	—	(147.8)
Other financing activities, net	(7.1)	(28.4)
Net cash used in financing activities	(182.6)	(801.9)
Cash and cash equivalents at beginning of period	604.0	1,378.7
Decrease in cash and cash equivalents	(332.3)	(973.5)
Effect of exchange rate changes on cash and cash equivalents	9.7	(2.1)
Cash and cash equivalents at end of period	$281.4	$403.1
The accompanying notes are an integral part of these condensed consolidated financial statements.

SIGNET JEWELERS LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)

(in millions)	Common shares at par value	Additional paid-in capital	Other reserves	Treasury shares	Retained earnings	Accumulated other comprehensive loss	Total shareholders’ equity
Balance at February 1, 2025	$12.6	$120.1	$0.4	$(1,749.3)	$3,745.5	$(277.5)	$1,851.8
Net income	—	—	—	—	33.5	—	33.5
Other comprehensive income	—	—	—	—	—	21.6	21.6
Common share dividends declared, $0.32/share	—	—	—	—	(13.4)	—	(13.4)
Repurchase of common shares	—	—	—	(117.4)	—	—	(117.4)
Net settlement of equity-based awards	—	(21.8)	—	14.5	(0.1)	—	(7.4)
Share-based compensation expense	—	7.0	—	—	—	—	7.0
Balance at May 3, 2025	$12.6	$105.3	$0.4	$(1,852.2)	$3,765.5	$(255.9)	$1,775.7
Net loss	—	—	—	—	(9.1)	—	(9.1)
Other comprehensive income	—	—	—	—	—	0.5	0.5
Common share dividends declared, $0.32/share	—	—	—	—	(13.3)	—	(13.3)
Repurchase of common shares	—	—	—	(32.3)	—	—	(32.3)
Net settlement of equity-based awards	—	(2.0)	—	2.1	—	—	0.1
Share-based compensation expense	—	6.7	—	—	—	—	6.7
Balance at August 2, 2025	$12.6	$110.0	$0.4	$(1,882.4)	$3,743.1	$(255.4)	$1,728.3

(in millions)	Common shares at par value	Additional paid-in capital	Other reserves	Treasury shares	Retained earnings	Accumulated other comprehensive loss	Total shareholders’ equity
Balance at February 3, 2024	$12.6	$230.7	$0.4	$(1,646.9)	$3,835.0	$(265.3)	$2,166.5
Net income	—	—	—	—	52.1	—	52.1
Other comprehensive loss	—	—	—	—	—	(4.3)	(4.3)
Dividends declared:
Common shares, $0.29/share	—	—	—	—	(12.9)	—	(12.9)
Preferred shares, $13.14/share	—	—	—	—	(5.0)	—	(5.0)
Redemption of preferred shares	—	—	—	—	(87.2)	—	(87.2)
Repurchase of common shares	—	—	—	(7.4)	—	—	(7.4)
Net settlement of equity-based awards	—	(56.7)	—	31.4	(2.3)	—	(27.6)
Share-based compensation expense	—	7.6	—	—	—	—	7.6
Balance at May 4, 2024	$12.6	$181.6	$0.4	$(1,622.9)	$3,779.7	$(269.6)	$2,081.8
Net loss	—	—	—	—	(98.5)	—	(98.5)
Other comprehensive income	—	—	—	—	—	3.7	3.7
Dividends declared:
Common shares, $0.29/share	—	—	—	—	(12.9)	—	(12.9)
Preferred shares, $13.14/share	—	—	—	—	(3.0)	—	(3.0)
Redemption of preferred shares	—	(23.9)	—	—	—	—	(23.9)
Repurchase of common shares	—	—	—	(39.8)	—	—	(39.8)
Net settlement of equity-based awards	—	(3.2)	—	3.0	(0.7)	—	(0.9)
Share-based compensation expense	—	10.7	—	—	—	—	10.7
Balance at August 3, 2024	$12.6	$165.2	$0.4	$(1,659.7)	$3,664.6	$(265.9)	$1,917.2
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
Fiscal year
The Company’s fiscal year ends on the Saturday nearest to January 31st. Fiscal 2026 and Fiscal 2025 refer to the 52-week periods ending January 31, 2026 and ended February 1, 2025, respectively. Within these condensed consolidated financial statements, the second quarter and year-to-date period of the relevant fiscal years 2026 and 2025 refer to the 13 and 26 weeks ended August 2, 2025 and August 3, 2024, respectively.
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

3. Revenue recognition
The following table provides the Company’s total sales, disaggregated by brand, for the 13 and 26 weeks ended August 2, 2025 and August 3, 2024:

	13 weeks ended August 2, 2025				13 weeks ended August 3, 2024
(in millions)	North America	International	Other	Consolidated	North America	International	Other	Consolidated
Sales by brand:
Kay	$569.5	$—	$—	$569.5	$542.6	$—	$—	$542.6
Zales	270.0	—	—	270.0	255.5	—	—	255.5
Jared	262.2	—	—	262.2	251.6	—	—	251.6
Blue Nile	74.7	—	—	74.7	78.5	—	—	78.5
James Allen	36.9	—	—	36.9	52.8	—	—	52.8
Diamonds Direct	87.1	—	—	87.1	89.3	—	—	89.3
Banter by Piercing Pagoda	75.6	—	—	75.6	77.6	—	—	77.6
Peoples	47.8	—	—	47.8	43.6	—	—	43.6
International segment brands	—	91.8	—	91.8	—	86.5	—	86.5
Other (1)	2.9	—	16.6	19.5	6.1	—	6.9	13.0
Total sales	$1,426.7	$91.8	$16.6	$1,535.1	$1,397.6	$86.5	$6.9	$1,491.0

	26 weeks ended August 2, 2025				26 weeks ended August 3, 2024
(in millions)	North America	International	Other	Consolidated	North America	International	Other	Consolidated
Sales by brands:
Kay	$1,148.6	$—	$—	$1,148.6	$1,110.1	$—	$—	$1,110.1
Zales	553.2	—	—	553.2	512.2	—	—	512.2
Jared	522.2	—	—	522.2	501.1	—	—	501.1
Blue Nile	152.3	—	—	152.3	154.3	—	—	154.3
James Allen	76.3	—	—	76.3	110.7	—	—	110.7
Diamonds Direct	171.2	—	—	171.2	171.9	—	—	171.9
Banter by Piercing Pagoda	157.8	—	—	157.8	161.2	—	—	161.2
Peoples	88.6	—	—	88.6	82.8	—	—	82.8
International segment brands	—	171.9	—	171.9	—	163.7	—	163.7
Other (1)	7.0	—	27.6	34.6	13.3	—	20.5	33.8
Total sales	$2,877.2	$171.9	$27.6	$3,076.7	$2,817.6	$163.7	$20.5	$3,001.8
(1) Other primarily includes sales from the Company’s diamond sourcing operation, loose diamonds and Rocksbox.

The following table provides the Company’s total sales, disaggregated by major product, for the 13 and 26 weeks ended August 2, 2025 and August 3, 2024:

	13 weeks ended August 2, 2025				13 weeks ended August 3, 2024
(in millions)	North America	International	Other	Consolidated	North America (3)	International	Other	Consolidated
Sales by product:
Bridal	$633.0	$41.2	$—	$674.2	$631.2	$39.9	$—	$671.1
Fashion	523.9	19.0	—	542.9	517.2	17.7	—	534.9
Watches	55.5	25.2	—	80.7	48.7	23.0	—	71.7
Services (1)	185.9	6.4	—	192.3	173.8	5.9	—	179.7
Other (2)	28.4	—	16.6	45.0	26.7	—	6.9	33.6
Total sales	$1,426.7	$91.8	$16.6	$1,535.1	$1,397.6	$86.5	$6.9	$1,491.0

	26 weeks ended August 2, 2025				26 weeks ended August 3, 2024
(in millions)	North America	International	Other	Consolidated	North America (3)	International	Other	Consolidated
Sales by product:
Bridal	$1,289.6	$77.3	$—	$1,366.9	$1,277.2	$75.2	$—	$1,352.4
Fashion	1,056.9	35.4	—	1,092.3	1,047.3	32.9	—	1,080.2
Watches	103.3	46.9	—	150.2	91.4	43.8	—	135.2
Services (1)	371.3	12.3	—	383.6	352.4	11.8	—	364.2
Other (2)	56.1	—	27.6	83.7	49.3	—	20.5	69.8
Total sales	$2,877.2	$171.9	$27.6	$3,076.7	$2,817.6	$163.7	$20.5	$3,001.8
(1) Services primarily includes sales from service plans, repairs and subscriptions.
(2) Other primarily includes sales from the Company’s diamond sourcing operation and other miscellaneous non-jewelry sales.
(3) Certain amounts have been reclassified between bridal and fashion to conform to the Company’s current product categorizations.
The following table provides the Company’s total sales, disaggregated by channel, for the 13 and 26 weeks ended August 2, 2025 and August 3, 2024:

	13 weeks ended August 2, 2025				13 weeks ended August 3, 2024
(in millions)	North America	International	Other	Consolidated	North America	International	Other	Consolidated
Sales by channel:
Store	$1,125.6	$72.7	$—	$1,198.3	$1,080.2	$67.6	$—	$1,147.8
E-commerce	298.5	19.1	—	317.6	313.4	18.9	—	332.3
Other (1)	2.6	—	16.6	19.2	4.0	—	6.9	10.9
Total sales	$1,426.7	$91.8	$16.6	$1,535.1	$1,397.6	$86.5	$6.9	$1,491.0

	26 weeks ended August 2, 2025				26 weeks ended August 3, 2024
(in millions)	North America	International	Other	Consolidated	North America	International	Other	Consolidated
Sales by channel:
Store	$2,250.9	$135.5	$—	$2,386.4	$2,174.5	$128.4	$—	$2,302.9
E-commerce	619.9	36.4	—	656.3	634.9	35.3	—	670.2
Other (1)	6.4	—	27.6	34.0	8.2	—	20.5	28.7
Total sales	$2,877.2	$171.9	$27.6	$3,076.7	$2,817.6	$163.7	$20.5	$3,001.8
(1) Other primarily includes sales from the Company’s diamond sourcing operation and loose diamonds.
Extended service plans (“ESP”)
The Company recognizes revenue related to ESP sales in proportion to when the expected costs will be incurred. The deferral periods for ESP sales are determined from historical patterns of actual claims costs, as well as estimates of future claims costs expected to be incurred. Management regularly reviews the trends in historical claims to assess whether changes are required to the revenue and cost recognition rates utilized. A significant change in either the overall claims pattern or the life over which the Company is expected to fulfill its obligations under the ESP, could result in a material change to revenues.

Deferred ESP selling costs
All direct costs associated with the sale of the ESP are deferred and amortized in proportion to the revenue recognized and disclosed as either other current assets or other assets in the condensed consolidated balance sheets. These direct costs primarily include sales commissions and credit card fees. Amortization of deferred ESP selling costs is included within SG&A in the condensed consolidated statements of operations. Amortization of deferred ESP selling costs was $11.3 million and $22.8 million during the 13 and 26 weeks ended August 2, 2025, respectively, and $10.9 million and $22.1 million during the 13 and 26 weeks ended August 3, 2024, respectively.
Unamortized deferred ESP selling costs as of August 2, 2025, February 1, 2025 and August 3, 2024 were as follows:

(in millions)	August 2, 2025	February 1, 2025	August 3, 2024
Other current assets	$27.9	$28.4	$27.5
Other assets	80.1	81.3	81.2
Total deferred ESP selling costs	$108.0	$109.7	$108.7
Deferred revenue
Deferred revenue as of August 2, 2025, February 1, 2025 and August 3, 2024 was as follows:

(in millions)	August 2, 2025	February 1, 2025	August 3, 2024
ESP deferred revenue	$1,170.5	$1,170.8	$1,146.1
Other deferred revenue (1)	75.7	76.8	75.7
Total deferred revenue	$1,246.2	$1,247.6	$1,221.8

Disclosed as:
Current liabilities	$360.7	$362.5	$347.8
Non-current liabilities	885.5	885.1	874.0
Total deferred revenue	$1,246.2	$1,247.6	$1,221.8
(1) Other deferred revenue primarily includes revenue collected from customers for custom orders and e-commerce orders, for which control has not yet transferred to the customer.

	13 weeks ended		26 weeks ended
(in millions)	August 2, 2025	August 3, 2024	August 2, 2025	August 3, 2024
ESP deferred revenue, beginning of period	$1,171.9	$1,153.7	$1,170.8	$1,158.7
Plans sold (1)	132.4	117.0	267.4	238.9
Revenue recognized (2)	(133.8)	(124.6)	(267.7)	(251.5)
ESP deferred revenue, end of period	$1,170.5	$1,146.1	$1,170.5	$1,146.1
(1) Includes impact of foreign exchange translation.
(2) The Company recognized sales of $77.5 million and $165.1 million during the 13 and 26 weeks ended August 2, 2025, respectively, and $75.0 million and $160.2 million during the 13 and 26 weeks ended August 3, 2024, respectively, related to deferred revenue that existed at the beginning of the periods.
4. Segment information
Signet’s chief executive officer (“CEO”) is the Company’s chief operating decision maker (“CODM”). The CODM regularly reviews segment sales and segment operating income, after the elimination of any inter-segment transactions, to determine resource allocations between segments. Signet’s sales are primarily derived from the retailing of jewelry, watches, services and other products as generated through the management of its segments. Segment operating income, which excludes the impact of certain items management believes are not necessarily reflective of normal operating performance, is utilized by the CODM to assess segment profitability. Segment operating income is used by the CODM to monitor and assess segment results compared to prior periods, forecasted results, and Signet’s annual operating plan.
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
Financial information for each of Signet’s reportable segments for the 13 and 26 weeks ended August 2, 2025 and August 3, 2024 is presented in the tables below.

	13 weeks ended August 2, 2025
(in millions)	North America	International	Other	Corporate and Unallocated	Consolidated
Sales	$1,426.7	$91.8	$16.6	$—	$1,535.1

Merchandise expense	(547.6)	(39.8)	(15.7)
Services expense	(42.9)	(2.4)
Other cost of sales	(270.4)	(23.2)	(1.2)
SG&A	(461.5)	(29.0)		(14.8)
Other segment operating (expense) income, net	(0.5)	0.5	(0.1)	(1.1)
Total segment operating income (loss)	$103.8	$(2.1)	$(0.4)	$(15.9)	$85.4

Asset impairments (1)					(79.8)
Restructuring and related charges (2)					(2.8)
Interest expense, net					(0.1)
Other non-operating income, net					2.4
Income before income taxes					$5.1

	26 weeks ended August 2, 2025
(in millions)	North America	International	Other	Corporate and Unallocated	Consolidated
Sales	$2,877.2	$171.9	$27.6	$—	$3,076.7

Merchandise expense	(1,105.0)	(74.2)	(29.5)
Services expense	(86.3)	(4.7)
Other cost of sales	(537.7)	(46.5)	(2.1)
SG&A	(945.7)	(55.3)		(30.3)
Other segment operating expense, net	(1.6)	(0.3)	(0.3)	(1.5)
Total segment operating income (loss)	$200.9	$(9.1)	$(4.3)	$(31.8)	$155.7

Asset impairments (1)					(83.0)
Restructuring and related charges (2)					(21.8)
Interest income, net					0.7
Other non-operating expense, net					(0.9)
Income before income taxes					$50.7

	13 weeks ended August 3, 2024
(in millions)	North America	International	Other	Corporate and Unallocated	Consolidated
Sales	$1,397.6	$86.5	$6.9	$—	$1,491.0

Merchandise expense	(545.0)	(37.3)	(8.4)
Services expense	(40.7)	(2.4)
Other cost of sales	(266.4)	(23.4)	(1.1)
SG&A	(455.1)	(25.5)		(16.9)
Other segment operating (expense) income, net	(0.3)	0.1	—	—
Total segment operating income (loss)	$90.1	$(2.0)	$(2.6)	$(16.9)	$68.6

Asset impairments (1)					(166.2)
Restructuring and related charges (2)					(1.2)
Loss on divestitures, net (3)					(1.2)
Integration-related expenses (4)					(0.9)
Interest income, net					2.4
Other non-operating income, net					1.6
Loss before income taxes					$(96.9)

	26 weeks ended August 3, 2024
(in millions)	North America	International	Other	Corporate and Unallocated	Consolidated
Sales	$2,817.6	$163.7	$20.5	$—	$3,001.8

Merchandise expense	(1,098.6)	(68.0)	(24.2)
Services expense	(83.0)	(5.0)
Other cost of sales	(534.2)	(48.1)	(2.0)
SG&A	(926.7)	(52.0)		(34.0)
Other segment operating income (expense), net	0.2	0.4	—	(0.2)
Total segment operating income (loss)	$175.3	$(9.0)	$(5.7)	$(34.2)	$126.4

Asset impairments (1)					(168.1)
Restructuring and related charges (2)					(5.8)
Loss on divestitures, net (3)					(2.5)
Integration-related expenses (4)					(1.1)
Interest income, net					11.0
Other non-operating income, net					1.8
Loss before income taxes					$(38.3)
(1)    Asset impairment charges during the 13 and 26 weeks ended August 2, 2025 and August 3, 2024 primarily related to goodwill and indefinite-lived intangibles assets.
See Note 12 for additional information.
(2)     Restructuring and related charges during the 13 and 26 weeks ended August 2, 2025 were incurred primarily as a result of the Company’s Grow Brand Love strategy initiatives. Restructuring and related charges during the 13 and 26 weeks ended August 3, 2024 were incurred primarily as a result of the Company’s rationalization of its store footprint and reorganization of certain centralized functions.
See Note 18 for additional information.
(3)    Includes charges associated with the previously announced divestiture of the UK prestige watch business.
(4)    Includes severance and retention expenses related to the integration of Blue Nile.

The following tables provide the Company’s total depreciation and amortization and total capital expenditures, by reportable segment, for the 13 and 26 weeks ended August 2, 2025 and August 3, 2024:

	13 weeks ended		26 weeks ended
(in millions)	August 2, 2025	August 3, 2024	August 2, 2025	August 3, 2024
Depreciation and amortization:
North America segment	$34.4	$34.3	$68.9	$68.3
International segment	2.5	3.5	4.9	6.0
Other segment	0.1	0.1	0.2	0.2
Total depreciation and amortization	$37.0	$37.9	$74.0	$74.5

Capital expenditures:
North America segment	$22.4	$26.8	$57.6	$49.5
International segment	1.6	0.8	3.0	1.3
Other segment	—	0.4	—	0.5
Total capital expenditures	$24.0	$28.0	$60.6	$51.3
The following tables provide the Company’s total assets and total long-lived assets, by reportable segment, as of August 2, 2025, February 1, 2025 and August 3, 2024:

(in millions)	August 2, 2025	February 1, 2025	August 3, 2024
Total assets:
North America segment	$4,727.5	$5,045.8	$5,054.3
International segment	368.2	381.0	375.9
Other segment	92.8	93.2	98.9
Corporate and unallocated	154.3	206.6	84.7
Total assets	$5,342.8	$5,726.6	$5,613.8

Total long-lived assets (1):
North America segment	$1,159.4	$1,258.0	$1,425.3
International segment	35.4	34.7	32.6
Other segment	2.8	3.0	3.0
Total long-lived assets	$1,197.6	$1,295.7	$1,460.9
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
In connection with the issuance of the Preferred Shares, the Company incurred direct and incremental expenses of $13.7 million, including financial advisory fees, closing costs, legal expenses and other offering-related expenses. These direct and incremental expenses originally reduced the carrying value of the Preferred Shares and were accreted through retained earnings as a deemed dividend from the date of issuance through the then first possible known redemption date in November 2024. Accumulated accretion recorded in the condensed consolidated balance sheet as of August 3, 2024 was $13.5 million. Upon final conversion, all direct and incremental expenses have been fully accreted.
Accretion of $0.2 million and $1.1 million was recorded to Preferred Shares in the condensed consolidated balance sheets during the 13 and 26 weeks ended August 3, 2024.
6. Shareholders’ equity
Dividends on common shares
Dividends declared on the common shares during the 26 weeks ended August 2, 2025 and August 3, 2024 were as follows:

	Fiscal 2026		Fiscal 2025
(in millions, except per share amounts)	Dividends per share	Total dividends	Dividends per share	Total dividends
First quarter	$0.32	$13.4	$0.29	$12.9
Second quarter (1)	0.32	13.3	0.29	12.9
Total	$0.64	$26.7	$0.58	$25.8
(1)    Signet’s dividend policy results in the dividend payment date being a quarter in arrears from the declaration date. As of August 2, 2025 and August 3, 2024, there was $13.3 million and $12.9 million recorded in accrued expenses and other current liabilities in the condensed consolidated balance sheets reflecting the cash dividends declared for the second quarter of Fiscal 2026 and Fiscal 2025, respectively.
Dividends on Preferred Shares
Dividends declared on the Preferred Shares during the 26 weeks ended August 3, 2024 were as follows:

	Fiscal 2025
(in millions, except per share amounts)	Dividends per share	Total dividends (2)
First quarter	$13.14	$6.2
Second quarter (1)	13.14	2.8
Total	$26.28	$9.0
(1)    Signet’s dividend policy resulted in the Preferred Share dividend payment date being a quarter in arrears from the declaration date. As a result, as of August 3, 2024, there was $2.8 million recorded in accrued expenses and other current liabilities in the condensed consolidated balance sheets reflecting the dividends on Preferred Shares declared for the second quarter of Fiscal 2025.
(2)    Dividends on the Preferred Shares during the first quarter of Fiscal 2025 included $2.1 million of dividends paid in April 2024 in connection with the redemption further described in Note 5.
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

Since inception of the 2017 Program, the Company has repurchased approximately $1.5 billion of shares, with $573.4 million of shares authorized for repurchase remaining as of August 2, 2025.
The share repurchase activity during the 26 weeks ended August 2, 2025 and August 3, 2024 was as follows:

	26 weeks ended August 2, 2025			26 weeks ended August 3, 2024
(in millions, except per share amounts)	Shares repurchased	Amount repurchased (1)	Average repurchase price per share (1)	Shares repurchased	Amount repurchased (1)	Average repurchase price per share (1)
2017 Program	2.5	$149.7	$59.73	0.5	$47.2	$91.88
(1)    Includes amounts paid for commissions.
7. Earnings (loss) per common share (“EPS”)
Basic EPS is computed by dividing net (loss) income attributable to common shareholders by the weighted average number of common shares outstanding for the period. The computation of basic EPS for the periods presented is outlined in the table below:

	13 weeks ended		26 weeks ended
(in millions, except per share amounts)	August 2, 2025	August 3, 2024	August 2, 2025	August 3, 2024
Numerator:
Net (loss) income attributable to common shareholders	$(9.1)	$(101.5)	$24.4	$(141.6)
Denominator:
Weighted average common shares outstanding	41.1	44.5	41.8	44.6
EPS – basic	$(0.22)	$(2.28)	$0.58	$(3.17)
The dilutive effect of share awards represents the potential impact of outstanding awards issued under the Company’s share-based compensation plans, including time-based restricted shares, time-based restricted stock units, performance-based restricted stock units, and stock options issued under the Omnibus Plan.
The computation of diluted EPS for the periods presented is outlined in the table below:

	13 weeks ended		26 weeks ended
(in millions, except per share amounts)	August 2, 2025	August 3, 2024	August 2, 2025	August 3, 2024
Numerator:
Net (loss) income attributable to common shareholders	$(9.1)	$(101.5)	$24.4	$(141.6)
Denominator:
Basic weighted average common shares outstanding	41.1	44.5	41.8	44.6
Plus: Dilutive effect of share awards	—	—	0.2	—
Diluted weighted average common shares outstanding	41.1	44.5	42.0	44.6
EPS – diluted	$(0.22)	$(2.28)	$0.58	$(3.17)
The calculation of diluted EPS excludes the following items for each respective period on the basis that their effect would be antidilutive:

	13 weeks ended		26 weeks ended
(in millions)	August 2, 2025	August 3, 2024	August 2, 2025	August 3, 2024
Share awards	0.3	0.4	—	0.5
Potential impact of Preferred Shares	—	—	—	2.8
Total antidilutive shares	0.3	0.4	—	3.3

8. Accumulated other comprehensive income (loss)
The following tables present the changes in AOCI by component and the reclassifications out of AOCI, net of tax:

(in millions)	Foreign currency translation	Losses on available-for-sale securities, net	Gains (losses) on cash flow hedges	Accumulated other comprehensive loss
Balance at February 1, 2025	$(277.7)	$(0.2)	$0.4	$(277.5)
Other comprehensive income (loss) (“OCI”) before reclassifications	22.6	0.1	(0.6)	22.1
Amounts reclassified from AOCI to earnings	—	—	—	—
Net current period OCI	22.6	0.1	(0.6)	22.1
Balance at August 2, 2025	$(255.1)	$(0.1)	$(0.2)	$(255.4)
The amounts reclassified from AOCI to earnings were as follows:

	Amounts reclassified from AOCI
	13 weeks ended		26 weeks ended
(in millions)	August 2, 2025	August 3, 2024	August 2, 2025	August 3, 2024	Statement of operations caption
(Gains) losses on cash flow hedges:
Foreign currency contracts	$(0.1)	$0.1	$—	$(0.1)	Cost of sales (see Note 13)
Total before income tax	(0.1)	0.1	—	(0.1)
Income taxes	—	—	—	—
Net of tax	(0.1)	0.1	—	(0.1)

Total reclassifications, net of tax	$(0.1)	$0.1	$—	$(0.1)
9. Income taxes

	26 weeks ended
	August 2, 2025	August 3, 2024
Estimated annual effective tax rate before discrete items	22.6%	17.1%
Discrete items recognized	29.3%	(38.2)%
Effective tax rate recognized in statements of operations	51.9%	(21.1)%
Signet was not subject to income tax in Bermuda prior to Fiscal 2026. On December 27, 2023, Bermuda enacted a 15% corporate income tax that is effective for the Company beginning with Fiscal 2026.
On July 4, 2025, the One Big Beautiful Bill Act (the “Act”) was enacted in the US. The Act includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework, and the restoration of tax treatment for certain business provisions. There was no material impact from the Act upon enactment during the second quarter of Fiscal 2026, nor does the Company expect any material impact on its Fiscal 2026 effective tax rate, consolidated financial condition or results of operations.
During the 26 weeks ended August 2, 2025, the Company’s effective tax rate was higher than the Bermuda corporate income tax rate, primarily as a result of the unfavorable impact of foreign rate differences (primarily in the US) and unfavorable discrete tax items recognized in the 26 weeks ended August 2, 2025, including non-deductible goodwill impairment charges of $53.6 million and the tax shortfall for share-based compensation which vested during the year of $0.7 million.
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
As of August 2, 2025, there has been no material change in the amounts of unrecognized tax benefits, or the related accrued interest and penalties (where appropriate), in respect of uncertain tax positions identified and recorded as of February 1, 2025.

10. Inventories
The following table provides the components of the Company’s inventories as of August 2, 2025, February 1, 2025 and August 3, 2024:

(in millions)	August 2, 2025	February 1, 2025	August 3, 2024
Raw materials	$56.8	$56.3	$72.2
Merchandise inventories	1,929.8	1,881.0	1,905.0
Total inventories	$1,986.6	$1,937.3	$1,977.2
11. Leases
The following table provides the components of the Company’s total lease costs for the 13 and 26 weeks ended August 2, 2025 and August 3, 2024:

	13 weeks ended		26 weeks ended
(in millions)	August 2, 2025	August 3, 2024	August 2, 2025	August 3, 2024
Operating lease cost	$96.4	$91.8	$191.8	$181.9
Short-term lease cost	11.3	17.2	23.9	36.4
Variable lease cost	24.9	25.2	49.7	50.8
Sublease income	(0.3)	(0.1)	(0.6)	(0.3)
Total lease costs	$132.3	$134.1	$264.8	$268.8
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
During the 13 weeks ended August 3, 2024, the Company completed its annual evaluation of its indefinite-lived intangible assets, including goodwill and trade names. The Company utilized the qualitative assessment for all reporting units and trade names, except the Digital brands and Diamonds Direct reporting units and the Diamonds Direct and Blue Nile trade names, for which quantitative assessments were utilized. Through the qualitative assessment, the Company did not identify any events or conditions that would indicate that it was more likely than not that the carrying values of the reporting units and indefinite-lived trade names exceeded their fair values.
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
Additionally, the Company completed its quarterly triggering event assessment and determined that no triggering events had occurred in the second quarter of Fiscal 2025 requiring an interim impairment assessment for any reporting units with goodwill and indefinite-lived intangible assets.

Fiscal 2026
During the 13 weeks ended May 3, 2025, the Company completed its quarterly triggering event assessment and determined that no triggering events had occurred in the first quarter of Fiscal 2026 requiring an interim impairment assessment for any reporting units with goodwill and indefinite-lived intangible assets.
During the 13 weeks ended August 2, 2025, the Company completed its annual evaluation of its indefinite-lived intangible assets, including goodwill and trade names. The Company utilized the quantitative assessment for all reporting units and indefinite-lived trade names. Through the quantitative assessments, management reevaluated its long-term cash flow projections, primarily related to sales growth and potential effects of tariffs.
Based on the results of these quantitative impairment assessments, the Company determined that no impairment was required for the Sterling, Zales and Diamonds Direct reporting units, nor was any impairment required for the Zales Jewelry, Zales Outlet, Piercing Pagoda, Peoples or Blue Nile indefinite-lived trade names, as the estimated fair values exceeded the carrying values.
During the second quarter of Fiscal 2026, the Company recognized total pre-tax impairment charges in the condensed consolidated statement of operations within its North America reportable segment of $69.6 million for the Digital brands reporting unit and the James Allen and Diamonds Direct trade names. The impairment charges consisted of $53.6 million for Digital brands goodwill, $13 million for the James Allen trade name, and $3 million for the Diamonds Direct trade name. These impairment charges were driven primarily by the decline in long-term cash flow projections of this business, particularly in the James Allen brand due to continued challenges with assortment and its competitive position in the market. Management also determined an increase in discount rates was required to reflect the current interest rate environment at the valuation date, and to reflect additional forecast risk for the Digital brands due to the challenges at James Allen noted above, as well as additional uncertainty related to potential tariff impacts on the business.
Additionally, the Company completed its quarterly triggering event assessment and determined that no triggering events had occurred in the second quarter of Fiscal 2026 requiring an interim impairment assessment for any reporting units with goodwill and indefinite-lived intangible assets.
Management noted uncertainties exist related to the macroeconomic environment in the US and abroad, including tariffs, economic and tax policy, inflation and interest rates. These factors could unfavorably impact the cost of the Company’s products, consumer confidence and discretionary spending, and thus may impact the key assumptions used to estimate fair value, such as sales trends, margin trends, long-term growth rates and discount rates. These factors could also negatively affect the share price of the Company’s common stock. An increase in the discount rate and/or a further softening of sales and operating income trends for any of the Company’s reporting units and related trade names, particularly during peak selling seasons, could result in a decline in the estimated fair values of the indefinite-lived intangible assets, including goodwill, which could result in future material impairment charges.
Goodwill
The following table summarizes the Company’s goodwill by reportable segment:

(in millions)	North America
Balance at February 1, 2025 (1)	$482.0
Impairment	(53.6)
Balance at August 2, 2025 (1)	$428.4
(1)    The carrying amount of goodwill is presented net of accumulated impairment losses of $902.1 million and $848.5 million as of August 2, 2025 and February 1, 2025, respectively.
Intangibles
Definite-lived and indefinite-lived intangible assets consist of trade names and are recorded within intangible assets, net, on the condensed consolidated balance sheets. Intangible liabilities, net consists of unfavorable contracts and is recorded within accrued expenses and other current liabilities and other liabilities - non-current on the condensed consolidated balance sheets.

The following table provides additional detail regarding the composition of intangible assets and liabilities:

	August 2, 2025			February 1, 2025			August 3, 2024
(in millions)	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Intangible assets, net:
Definite-lived intangible assets	$8.8	$(6.2)	$2.6	$11.2	$(8.4)	$2.8	$11.2	$(8.1)	$3.1
Indefinite-lived intangible assets (1)	288.9	—	288.9	304.4	—	304.4	355.8	—	355.8
Total intangible assets, net	$297.7	$(6.2)	$291.5	$315.6	$(8.4)	$307.2	$367.0	$(8.1)	$358.9

Intangible liabilities, net	$(38.0)	$37.1	$(0.9)	$(38.0)	$36.2	$(1.8)	$(38.0)	$35.3	$(2.7)
(1)    The change in the indefinite-lived intangible asset balances during the periods presented was primarily due to the trade name impairment charges recorded during the second quarter of Fiscal 2026 as described above, as well as the fourth quarter of Fiscal 2025.
13. Derivatives
Derivative transactions are used by Signet for risk management purposes to address risks inherent in the Company’s business operations and sources of financing. The Company is currently utilizing financial derivatives to mitigate commodity price and foreign currency risks. Signet does not enter into derivative transactions for speculative purposes.
The following types of derivative financial instruments are utilized by the Company to mitigate certain risk exposures related to changes in commodity prices and foreign exchange rates:
Commodity forward contracts (designated) — The Company has exposure to movements in the price of the underlying precious metal raw material components of the products sold by Signet. Signet’s policy is to reduce the impact of precious metal commodity price volatility on operating results through the use of outright forward purchases of, or by entering into options to purchase, precious metals within treasury guidelines approved by the Company’s Chief Operating and Financial Officer. In particular, when price and volume warrant such actions, Signet undertakes hedging of its requirements for gold through the use of forward purchase contracts, options or net zero premium collar option contracts. These contracts are entered into to reduce Signet’s exposure to movements in the price of the underlying precious metal raw material. Signet began hedging its exposure to gold prices during the 13 weeks ended August 2, 2025. The total notional amount of these forward contracts as of August 2, 2025 was 16,000 ounces of gold. These contracts have been designated as cash flow hedges and will be settled over the next 11 months. The fair value of outstanding contracts as well as related activity were not material for the periods presented.
Forward foreign currency exchange contracts (designated) — These contracts, which are principally in US dollars, are entered into to limit the impact of movements in foreign exchange rates on forecasted foreign currency purchases. The total notional amount of these foreign currency contracts outstanding as of August 2, 2025 was $23.1 million (February 1, 2025 and August 3, 2024: $13.3 million and $18.4 million, respectively). These contracts have been designated as cash flow hedges and will be settled over the next 12 months (February 1, 2025 and August 3, 2024: 11 months and 12 months, respectively). The fair value of outstanding contracts as well as related activity were not material for the periods presented.
There were no discontinued cash flow hedges during the 26 weeks ended August 2, 2025 and August 3, 2024 as all forecasted transactions are expected to occur as originally planned. As of August 2, 2025, based on current valuations, the Company expects approximately $0.2 million of net pre-tax derivative losses to be reclassified out of AOCI into earnings within the next 12 months.
Forward foreign currency exchange contracts (undesignated) — Foreign currency contracts not designated as cash flow hedges are used to limit the impact of movements in foreign exchange rates on recognized foreign currency payables and to hedge currency flows through Signet’s bank accounts to mitigate Signet’s exposure to foreign currency exchange risk in its cash and borrowings. The total notional amount of these foreign currency contracts outstanding as of August 2, 2025 was $123.7 million (February 1, 2025 and August 3, 2024: $86.6 million and $62.0 million, respectively).
The Company recognizes activity related to these derivative instruments within other operating expense, net in the condensed consolidated statements of operations. There were losses of $0.8 million and gains of $4.4 million during the 13 and 26 weeks ended August 2, 2025, respectively, and losses were $0.3 million and $1.8 million during the 13 and 26 weeks ended August 3, 2024, respectively.
The bank counterparties to the derivative instruments expose the Company to credit-related losses in the event of their non-performance. However, to mitigate that risk, the Company only contracts with counterparties that meet certain minimum requirements under its counterparty risk assessment process. As of August 2, 2025, the Company believes that this credit risk did not materially change the fair value of the foreign currency contracts.

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

	August 2, 2025			February 1, 2025			August 3, 2024
(in millions)	Carrying Value	Level 1	Level 2	Carrying Value	Level 1	Level 2	Carrying Value	Level 1	Level 2
Assets:
US Treasury securities	$5.4	$5.4	$—	$5.2	$5.2	$—	$5.3	$5.3	$—
Foreign currency contracts	0.3	—	0.3	0.4	—	0.4	—	—	—
Corporate bonds and notes	—	—	—	—	—	—	0.2	—	0.2
Total assets	$5.7	$5.4	$0.3	$5.6	$5.2	$0.4	$5.5	$5.3	$0.2

Liabilities:
Foreign currency contracts	$(1.8)	$—	$(1.8)	$(0.7)	$—	$(0.7)	$(0.4)	$—	$(0.4)
Total liabilities	$(1.8)	$—	$(1.8)	$(0.7)	$—	$(0.7)	$(0.4)	$—	$(0.4)
Investments in US Treasury securities are based on quoted market prices for identical instruments in active markets, and therefore were classified as Level 1 measurements in the fair value hierarchy. Investments in corporate bonds and notes are based on quoted prices for similar instruments in active markets, and therefore were classified as Level 2 measurements in the fair value hierarchy. The fair value of derivative financial instruments has been determined based on market value equivalents on the balance sheet dates, taking into account the current interest rate environment and foreign currency forward rates, and therefore were classified as Level 2 measurements in the fair value hierarchy. See Note 13 for additional information related to the Company’s derivatives.
Goodwill and other indefinite-lived intangible assets are evaluated for impairment annually or more frequently if events or conditions were to indicate the carrying value of a reporting unit or an indefinite-lived intangible asset may be greater than its fair value. As described in Note 12, during the second quarters of Fiscal 2026 and Fiscal 2025, the Company performed annual impairment assessments on a quantitative basis for certain reporting units and indefinite-lived intangible assets as of May 31, 2025 and June 1, 2024, respectively. The fair values used in these assessments were calculated using a combination of the income and market approaches for the reporting units and the relief from royalty method for the indefinite-lived intangible assets. The fair values are Level 3 valuations based on certain unobservable inputs, including estimated sales growth, projected cash flows, discount rates, comparable company earnings multiples, and royalty rates, aligned with market-based assumptions. These unobservable inputs would be utilized by market participants in valuing these assets or prices of similar assets. See Note 12 for additional information.
The carrying amounts of cash and cash equivalents, other current assets, accounts payable, accrued expenses and other current liabilities, and income taxes approximate fair value because of the short-term maturity of these amounts.

15. Long-term debt
The Company had no outstanding debt as of August 2, 2025, February 1, 2025 or August 3, 2024.
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
The Company had no outstanding borrowings on the ABL for the periods presented and its available borrowing capacity was $1.1 billion as of August 2, 2025.
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

	13 weeks ended		26 weeks ended
(in millions)	August 2, 2025	August 3, 2024	August 2, 2025	August 3, 2024
Warranty reserve, beginning of period	$36.2	$43.2	$39.0	$43.7
Warranty expense	1.7	1.8	1.1	4.1
Utilized (1)	(2.4)	(2.7)	(4.6)	(5.5)
Warranty reserve, end of period	$35.5	$42.3	$35.5	$42.3
(1)     Includes impact of foreign exchange translation.

(in millions)	August 2, 2025	February 1, 2025	August 3, 2024
Disclosed as:
Accrued expenses and other current liabilities	$9.2	$10.3	$11.3
Other liabilities - non-current	26.3	28.7	31.0
Total warranty reserve	$35.5	$39.0	$42.3
17. Other operating expense, net
The following table provides the components of other operating expense, net for the 13 and 26 weeks ended August 2, 2025 and August 3, 2024:

	13 weeks ended		26 weeks ended
(in millions)	August 2, 2025	August 3, 2024	August 2, 2025	August 3, 2024
Restructuring and related charges (1)	$(2.8)	$(1.2)	$(21.8)	$(5.8)
Other	(0.8)	(1.4)	(3.3)	(1.6)
Other operating expense, net	$(3.6)	$(2.6)	$(25.1)	$(7.4)
(1)     See Note 18 for additional information.

18. Restructuring
Grow Brand Love Plan
During the first quarter of Fiscal 2026, the Company announced its new corporate strategy, Grow Brand Love. In connection with this strategic transformation, the Company has reorganized its brand structure and certain functional areas primarily within its North America reportable segment, and the Company is optimizing its store fleet by exiting underperforming stores and repositioning stores from declining venues (the “Plan”). As a result of the Plan, the Company expects to incur restructuring and related costs, primarily consisting of severance and other employee-related costs, contract termination costs, and store closure costs, including asset disposals and asset impairment charges.
During the 13 and 26 weeks ended August 2, 2025, the Company recorded charges related to the Plan of $13.0 million and $35.2 million, respectively, consisting of the following: $1.4 million and $19.6 million, respectively, for severance and other employee-related costs; $1.4 million and $2.2 million, respectively, for store closure and contract termination costs; and $10.2 million and $13.4 million, respectively, related to impairments for store assets and cloud computing arrangements. Employee-related, store closure, and contract termination costs are recorded within other operating expense, net and asset impairments are recorded within asset impairments, net within the condensed consolidated statements of operations. As of August 2, 2025, the Company has $14.5 million of accrued restructuring charges related to the Plan, which are included in accrued expenses and other current liabilities in the condensed consolidated balance sheet.
Total estimated costs related to the Plan are expected to range from approximately $40 million to $50 million, including approximately $15 million to $20 million of estimated non-cash charges primarily for asset disposals and impairments. The Company expects the Plan will be substantially completed by the end of Fiscal 2026, except the store fleet optimization which is expected to be executed over the next two to three years.
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
During the 13 and 26 weeks ended August 3, 2024, the Company recorded charges related to the Fiscal 2024 Plan of $1.4 million and $7.9 million, respectively, consisting of the following: $0.5 million and $2.7 million, respectively, for employee-related costs; $0.7 million and $3.1 million, respectively, for store closure costs; and $0.2 million and $2.1 million, respectively, related to asset impairments. Employee-related and store closure costs are recorded within other operating expense, net and asset impairments are recorded within asset impairments, net within the condensed consolidated statements of operations. There are no significant liabilities related to the Fiscal 2024 Plan remaining as of August 2, 2025.
Cumulative costs related to the Fiscal 2024 Plan were $25.5 million, consisting of the following: $11.8 million for employee-related costs; $6.7 million for store closure costs; and $7.0 million related to asset impairments.
19. Supplier finance program
The Company entered into a supplier finance program during Fiscal 2024. Under this program, a financial intermediary acts as the Company’s paying agent with respect to accounts payable due to certain suppliers. The Company agrees to pay the financial intermediary the stated amount of the confirmed invoices from the designated suppliers on the original maturity dates of the invoices. The supplier finance program enables Company suppliers to be paid by the financial intermediary earlier than the due date on the applicable invoice. The Company negotiates payment terms directly with its suppliers for the purchase of goods and services. No guarantees or collateral are provided by the Company under the supplier finance program. As of August 2, 2025, the Company had $8.2 million of confirmed invoices outstanding under the supplier finance program (February 1, 2025 and August 3, 2024: $12.9 million and $13.7 million, respectively). All activity related to the supplier finance program is included in accounts payable in the condensed consolidated balance sheets and within operating activities in the condensed consolidated statements of cash flows.

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
This management's discussion and analysis provides comparisons of material changes in the condensed consolidated financial statements for the 13 and 26 weeks ended August 2, 2025 and August 3, 2024.
FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains statements which are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based upon management's beliefs and expectations as well as on assumptions made by and data currently available to management, appear in a number of places throughout this document and include statements regarding, among other things, results of operations, financial condition, liquidity, prospects, growth, strategies and the industry in which we operate. The use of the words "guidance," "expects," "continue," "intends," "anticipates," "enhance," "estimates," "predicts," "believes," "should," "potential," "may," "preliminary," "forecast," "objective," "opportunity," "plan," "strategy," "target," or “will” and other similar expressions are intended to identify forward-looking statements. These forward-looking statements are not guarantees of future performance and are subject to a number of risks and uncertainties which could cause the actual results to not be realized, including, but not limited to: executing or optimizing major business or strategic initiatives, such as expansion of the services business or realizing the benefits of our restructuring plans or transformation strategies, including those that the Company may develop in the future; attracting and retaining key executive talent during periods of leadership transition, such as our recent appointment of a new CEO and other recent changes in senior leadership from the reorganization under our Grow Brand Love strategy; the failure to adequately mitigate the impact of existing tariffs and/or the imposition of additional duties, tariffs, taxes and other charges or other barriers to trade or impacts from trade relations; difficulty or delay in executing or integrating an acquisition; the impact of the conflicts in the Middle East on the operations of our quality control and technology centers in Israel; the negative impacts that public health crisis, disease outbreak, epidemic or pandemic has had, and could have in the future, on our business, financial condition, profitability and cash flows; risks relating to shifts in consumer spending away from the jewelry category or away from the cultural customs of expressing commitments through engagements and weddings; trends toward more experiential purchases such as travel; general economic or market conditions, including impacts of inflation or other pricing environment factors on our commodity costs (including diamonds) or other operating costs; a prolonged slowdown in the growth of the jewelry market or a recession in the overall economy; financial market risks; a decline in consumer discretionary spending or deterioration in consumer financial position; disruptions in our supply chain; our ability to attract and retain labor; changes to regulations relating to customer credit; disruption in the availability of credit for customers and customer inability to meet credit payment obligations, which has occurred and may continue to deteriorate; our ability to achieve the benefits related to the outsourcing of the credit portfolio, including due to technology disruptions and/or disruptions arising from changes to or termination of the relevant outsourcing agreements, as well as a potential increase in credit costs due to the current interest rate environment; deterioration in the performance of individual businesses or of the Company’s market value relative to its book value, resulting in further impairments of long-lived assets or intangible assets or other adverse financial consequences; the volatility of our stock price; the impact of financial covenants, credit ratings or interest volatility on our ability to borrow; our ability to maintain adequate levels of liquidity for our cash needs, including debt obligations, payment of dividends, planned share repurchases (including execution of accelerated share repurchases and the payment of related excise taxes) and capital expenditures as well as the ability of our customers, suppliers and lenders to access sources of liquidity to provide for their own cash needs; potential regulatory changes; future legislative and regulatory requirements in the US and globally relating to climate change, including any new climate related disclosure or compliance requirements, such as those issued in the state of California; exchange rate fluctuations; the cost, availability of and demand for diamonds, gold and other precious metals, including any impact on the global market supply of diamonds due to the ongoing conflicts in the Middle East, the potential sale or divestiture of the De Beers Diamond Company and its diamond mining operations by parent company Anglo-American plc, and the ongoing Russia-Ukraine conflict or related sanctions; stakeholder reactions to disclosure regarding the source and use of certain minerals; scrutiny or detention of goods produced in certain territories resulting from trade restrictions; seasonality of our business; the merchandising, pricing and inventory policies followed by us and our ability to manage inventory levels; our relationships with suppliers including the ability to continue to utilize extended payment terms and the ability to obtain merchandise that customers wish to purchase; the level of competition and promotional activity in the jewelry sector; our ability to optimize our multi-year strategy to gain market share, expand and improve existing services, innovate and achieve sustainable, long-term growth; the maintenance and continued innovation of our OmniChannel retailing and ability to increase digital sales, as well as management of digital marketing costs; failure to anticipate and keep pace with changing fashion trends; changes in the costs, retail prices, supply and consumer acceptance of, and demand for gem quality lab-grown diamonds and adequate identification of the use of substitute products in our jewelry; ability to execute successful marketing programs and manage social media; the ability to optimize our real estate footprint, including operating in attractive trade areas and accounting for changes in consumer traffic in mall locations; the performance of and ability to recruit, train, motivate and retain qualified team members - particularly store associates in regions experiencing low unemployment rates; management of social, ethical and environmental risks; ability to deliver on our corporate sustainability goals or our environmental, social and governance goals; the reputation of Signet and its brands; inadequacy in and disruptions to internal controls and systems, including related to the migration to new information technology systems which impact financial reporting; risks associated with the Company’s use of artificial intelligence; security breaches and other disruptions to our or our third-party providers’ information technology infrastructure and databases; an adverse development in legal or regulatory proceedings or tax matters, including any new claims or litigation brought by employees, suppliers, consumers or shareholders, regulatory initiatives or investigations, and ongoing compliance with regulations and any consent orders or other legal or regulatory decisions; failure to comply with labor regulations; collective bargaining activity; changes in corporate taxation rates, laws, rules or practices in the US and other jurisdictions in which our subsidiaries are incorporated, including developments related to the tax treatment of companies engaged in internet commerce or deductions associated with payments to foreign related parties that are subject to a low effective tax rate; risks related to international laws and Signet being a Bermuda corporation; risks relating to the outcome of pending litigation; our ability to protect our intellectual property or assets including cash which could be affected by failure of a financial institution or conditions affecting the banking system and financial markets as a whole; changes in assumptions used in making accounting estimates relating to items such as extended service plans or asset impairments; or the impact of weather-related incidents, natural disasters, organized crime or theft, increased security costs, strikes, protests, riots or terrorism, or acts of war (including the ongoing Russia-Ukraine and conflicts in the Middle East).
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
OVERVIEW
Signet Jewelers Limited (“Signet” or the “Company”) is the world’s largest retailer of diamond jewelry and is incorporated in Bermuda. The Company operated 2,623 retail locations as of August 2, 2025, which when combined with the Company’s digital capabilities under its Connected Commerce strategy, provides customers the opportunity to use both online and in-store experiences as part of their shopping journey. Signet manages its business by geography, a description of which follows:
•The North America reportable segment operates nine brands, with the majority operating through both online and brick and mortar retail operations. The segment had 2,273 locations in the US and 91 locations in Canada as of August 2, 2025.
◦In the US, the segment operates under the following brands: Kay (Kay Jewelers and Kay Outlet); Zales (Zales Jewelers and Zales Outlet); Jared (Jared Jewelers and Jared Vault); Banter by Piercing Pagoda; Diamonds Direct; Rocksbox; and Digital brands, James Allen and Blue Nile.
◦In Canada, the segment operates under the Peoples brand (Peoples Jewellers).
•The International reportable segment had 259 locations in the UK and Republic of Ireland as of August 2, 2025, and maintains an online retail presence for its principal brands, H.Samuel and Ernest Jones.
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
Grow Brand Love strategy
In Fiscal 2026, the Company launched its Grow Brand Love strategy. This transformative strategy focuses on driving sustainable growth and builds on a strong core foundation to create shareholder value. In addition, this strategy emphasizes style and product innovation, captivating experiences, and brand loyalty while harnessing centralized core capabilities. The Company has identified three strategic imperatives as part of the Grow Brand Love framework: shifting from a banners to brand mindset; growing our core business and expanding into adjacent categories; and organizational realignment to accelerate strategy execution. The Grow Brand Love strategy is further described in the Purpose and Strategy section within Item 1 of Signet’s Fiscal 2025 Annual Report on Form 10-K filed with the SEC on March 19, 2025.
Overall performance - Second quarter Fiscal 2026
Signet’s total sales increased by 3.0% during the second quarter of Fiscal 2026 compared to the same period in Fiscal 2025. The Company saw positive same stores sales growth of 2.0% during the quarter, driven by growth in fashion and services. Merchandise average unit retail (“AUR”) increased in both fashion and bridal, which offset an overall decline in units period over period. The unit decline primarily reflects decreases in Banter, which was more impacted by higher gold prices, as well as a strategic reduction of low-priced promotional items. The overall year over year sales improvement was impacted by an approximate 120 basis point drag from underperformance in the James Allen brand in the second quarter. During the second quarter of Fiscal 2026, AUR was up 9.8% in the North America reportable segment and 5.6% in the International reportable segment compared to the second quarter of Fiscal 2025. AUR in North America was bolstered by a focus on our assortment strategy, particularly in lab-grown diamond (“LGD”) fashion, as well as the impact of higher gold prices, as noted above. Same store sales in the International reportable segment were up 0.8% in the second quarter.

Refer to the “Results of Operations” section below for additional information on performance during the second quarter of Fiscal 2026.
Fiscal 2026 Outlook
The Company anticipates same store sales in the range of down 0.75% to up 1.75% for Fiscal 2026 providing for variability in a measured consumer spending environment. The Company believes it is well positioned as it moves toward the Holiday Season, by having the right merchandise assortment at the right price points, while leveraging our marketing and brand experience to capitalize on consumer demand. The Company believes that it can build on its early progress under our Grow Brand Love strategy through distinct merchandise in both fashion and bridal, enhanced marketing, and unique customer experiences. In addition, the enhanced focus on our three largest brands - Kay, Zales and Jared - creates the most meaningful impact on growth, most immediately through assortment architecture, promotion management, and maximizing the investments in our e-commerce channel.
The Company is closely monitoring ongoing activities related to changes to US economic policy, including potential impacts from both taxes and tariffs. The second quarter saw significant activity on new tariff announcements on countries such as India and Italy, where the Company purchases significant amounts of merchandise and diamonds. Signet looks to navigate the dynamic tariff environment by working with vendors to land inventory at the best time to minimize cost and maximize availability, as well as through discussions with suppliers to maximize domestic production, optimize country of origin, by value engineering merchandise at the right price points, and utilizing bonded warehouses. The Company will also evaluate our pricing and promotional strategies in the coming months as we navigate the uncertain tariff environment.
The Company also continues to evaluate the impacts of other macroeconomic factors on its business, such as inflation and the Russia-Ukraine and Middle East conflicts. As previously discussed, Signet operates quality control and technology centers in Israel, and to date, these operations have not been impacted by the geopolitical conflict in the Middle East. While the Company currently does not expect disruptions to its operations in Israel to have a material impact on the Company’s results of operations, the Company will continue to closely monitor this conflict and any impacts on its business, as well as its team members in Israel. Uncertainties exist that could impact the Company’s results of operations or cash flows in the future, such as competitive pricing pressure, including on lab-grown diamonds, continued inflationary impacts to the Company (including, but not limited to, materials, labor, fulfillment and advertising costs), adverse shifts in consumer discretionary spending, slower than anticipated recovery of engagements, deterioration of consumer credit, supply chain disruptions to the Company’s business, the Company’s ability to recruit and retain qualified team members, and organized retail crime and its impact to mall traffic. See “Forward-Looking Statements” above as well as the “Risk Factors” section within Item 1A of Signet’s Fiscal 2025 Annual Report on Form 10-K.

RESULTS OF OPERATIONS
Comparison of Second Quarter Fiscal 2026 to Second Quarter Fiscal 2025

	Second Quarter				Year to Date
	Fiscal 2026		Fiscal 2025		Fiscal 2026		Fiscal 2025
(in millions)	$	% of sales	$	% of sales	$	% of sales	$	% of sales
Sales	$1,535.1	100.0%	$1,491.0	100.0%	$3,076.7	100.0%	$3,001.8	100.0%
Cost of sales	(943.2)	(61.4)	(924.7)	(62.0)	(1,886.0)	(61.3)	(1,863.1)	(62.1)
Gross margin	591.9	38.6	566.3	38.0	1,190.7	38.7	1,138.7	37.9
Selling, general and administrative expenses	(505.3)	(32.9)	(498.4)	(33.4)	(1,031.3)	(33.5)	(1,013.8)	(33.8)
Asset impairments, net	(80.2)	(5.2)	(166.2)	(11.1)	(83.4)	(2.7)	(168.6)	(5.6)
Other operating expense, net	(3.6)	(0.2)	(2.6)	(0.2)	(25.1)	(0.8)	(7.4)	(0.2)
Operating income (loss)	2.8	0.2	(100.9)	(6.8)	50.9	1.7	(51.1)	(1.7)
Interest (expense) income, net	(0.1)	—	2.4	0.2	0.7	—	11.0	0.4
Other non-operating income (expense), net	2.4	0.2	1.6	0.1	(0.9)	—	1.8	0.1
Income (loss) before income taxes	5.1	0.3	(96.9)	(6.5)	50.7	1.6	(38.3)	(1.3)
Income taxes	(14.2)	(0.9)	(1.6)	(0.1)	(26.3)	(0.9)	(8.1)	(0.3)
Net (loss) income	$(9.1)	(0.6)%	$(98.5)	(6.6)%	$24.4	0.8%	$(46.4)	(1.5)%
Dividends on redeemable convertible preferred shares	—	—	(3.0)	nm	—	—	(95.2)	nm
Net (loss) income attributable to common shareholders	$(9.1)	(0.6)%	$(101.5)	(6.8)%	$24.4	0.8%	$(141.6)	(4.7)%
nm    Not meaningful.
Second quarter sales
Signet's total sales increased 3.0% year over year to $1.54 billion in the 13 weeks ended August 2, 2025. Same store sales increased 2.0%, compared to a decrease of 3.4% in the prior year quarter. These increases were primarily from filling merchandise assortment gaps at key price points in fashion, as well as growth in services. The improved assortment across the bridal and fashion categories led to an increase in AUR of approximately 9% compared to the prior year second quarter. These increases were impacted by an approximate 120 basis point drag on same store sales from underperformance in the James Allen brand in the second quarter.
E-commerce sales in the second quarter of Fiscal 2026 were $317.6 million, down $14.7 million or 4.4%, compared to $332.3 million in the prior year second quarter. This decrease was primarily due to underperformance in the James Allen brand noted above. E-commerce sales accounted for 20.7% of second quarter sales, a decrease compared to 22.3% of total sales in the prior year second quarter. Brick and mortar same store sales increased 3.8% from the prior year second quarter.
The breakdown of the second quarter sales performance by reportable segment is set out in the table below:

	Change from previous year
Second Quarter of Fiscal 2026	Same store sales	Non-same store sales, net	Total sales at constant exchange rate (1)	Exchange translation impact	Total sales as reported	Total reported sales (in millions)
North America reportable segment	2.0%	0.1%	2.1%	—%	2.1%	$1,426.7
International reportable segment	0.8%	(0.4)%	0.4%	5.7%	6.1%	91.8
Other reportable segment (2)	nm	nm	nm	nm	nm	16.6
Signet	2.0%	0.6%	2.6%	0.4%	3.0%	$1,535.1
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
nm Not meaningful.
As described above, AUR is an additional operating metric defined as merchandise sales on a constant currency basis divided by merchandise units. AUR is measured each period based on reported sales for the corresponding period presented.

North America sales
The North America reportable segment’s total sales were $1.43 billion compared to $1.40 billion in the prior year quarter, or an increase of 2.1%. This increase in overall sales and same store sales was primarily from filling merchandise assortment gaps at key price points in fashion, which drove strong AUR growth and offset a decrease in units, as well as continued growth in services compared to the prior year quarter. These increases were impacted by the underperformance of the James Allen brand noted above. The number of units sold decreased 7.6% year over year, primarily in Banter. Same store sales increased 2.0% compared to a decrease of 3.7% in the prior year quarter.
International sales
The International reportable segment’s total sales increased 6.1%, or 0.4% at constant exchange rates, to $91.8 million compared to $86.5 million in the prior year quarter. The number of units sold decreased 4.6% and AUR increased 5.6% year over year. Same store sales increased 0.8% compared to an increase of 1.7% in the prior year quarter. The increase in total sales at constant exchange rates was slightly lower than the increase in same store sales due to store closures.
Year to date sales
Signet’s total sales increased 2.5% to $3.08 billion compared to $3.00 billion in the prior year. Signet’s same store sales increased 2.2%, compared to a decrease of 6.2% in the prior year. As previously described above, these increases were primarily driven by filling merchandise assortment gaps at key price points both in fashion and in bridal, which led to higher AUR compared to the prior year. Services also continued to grow year over year, primarily due to higher attachment rates. These increases were impacted by the continued drag on same store sales from the James Allen brand as described above.
E-commerce sales year to date were $656.3 million, down $13.9 million or 2.1%, compared to $670.2 million in the prior year. E-commerce sales accounted for 21.3% of year to date sales, down slightly from 22.3% of total sales in the prior year. The decrease in total e-commerce sales was driven by underperformance in the James Allen brand noted above. Brick and mortar same store sales increased 3.3% from the prior period.
The breakdown of the year to date sales performance by reportable segment is set out in the table below:

	Change from previous year
Year to date Fiscal 2026	Same store sales	Non-same store sales, net	Total sales at constant exchange rate (1)	Exchange translation impact	Total sales as reported	Total reported sales (in millions)
North America reportable segment	2.2%	—%	2.2%	(0.1)%	2.1%	$2,877.2
International reportable segment	2.5%	(1.6)%	0.9%	4.1%	5.0%	171.9
Other reportable segment (2)	nm	nm	nm	nm	nm	27.6
Signet	2.2%	0.1%	2.3%	0.2%	2.5%	$3,076.7
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
nm Not meaningful.
North America sales
The North America reportable segment’s total sales were $2.88 billion compared to $2.82 billion in the prior year, up 2.1%. This increase was primarily driven by the improvements previously noted, specifically within the three largest brands and increased fashion LGD penetration, partially offset by the underperformance of the James Allen brand. Same store sales increased 2.2% compared to a decrease of 6.6% in the prior year. North America’s AUR increased 9.1% compared to the prior year, while the number of units decreased 7.0%.
International sales
The International reportable segment’s total sales increased 5.0% to $171.9 million compared to $163.7 million in the prior year. Total sales at constant exchange rates increased 0.9%. The number of units sold decreased 2.9% and AUR increased 4.1% over prior year.
Gross margin
In the second quarter of Fiscal 2026, gross margin was $591.9 million or 38.6% of sales compared to $566.3 million or 38.0% of sales in the prior year quarter. For the 26 weeks ended August 2, 2025, gross margin was $1.2 billion or 38.7% of sales compared to $1.1 billion or 37.9% of sales in the prior year comparable period. Gross margin increased in total dollars and as a percentage of sales for both the 13 and 26 weeks ended August 2, 2025 reflecting merchandise margin expansion driven by higher AUR in fashion and bridal, as discussed above, as well as growth in services, refined promotional and assortment strategies, and leveraging of fixed costs such as occupancy.

Selling, general and administrative expenses (“SG&A”)
In the second quarter of Fiscal 2026, SG&A was $505.3 million or 32.9% of sales compared to $498.4 million or 33.4% of sales in the prior year quarter. For the 26 weeks ended August 2, 2025, SG&A was $1.0 billion or 33.5% of sales compared to $1.0 billion or 33.8% of sales in the prior year comparable period. The decrease in SG&A as a percentage of sales for both the 13 and 26 weeks ended August 2, 2025 was primarily driven by reorganization savings and disciplined expense management, partially offset by incentive compensation reset and change management costs for the reorganization.
Asset impairments, net
For the 13 and 26 weeks ended August 2, 2025, the Company recorded non-cash, pre-tax impairment charges of $80.2 million and $83.4 million, respectively, compared to charges of $166.2 million and $168.6 million in the 13 and 26 weeks ended August 3, 2024, respectively. In the first half of Fiscal 2026, $69.6 million of the charges related to impairment of goodwill and indefinite-lived trade names primarily related to the Digital brands, and $13.8 million related to the impairment of long-lived assets and cloud computing arrangements. In the first half of Fiscal 2025, $166.0 million of the charges related to impairment of goodwill and indefinite-lived trade names for Diamonds Direct and the Digital brands, and $2.6 million related to the impairment of long-lived assets. See Note 12 and Note 18 for additional information.
Other operating expense, net
In the second quarter of Fiscal 2026, other operating expense was $3.6 million, compared to $2.6 million in the prior year quarter. In the first half of Fiscal 2026, other operating expense was $25.1 million, compared to $7.4 million in the prior year comparable period. The 13 and 26 weeks ended August 2, 2025 primarily included restructuring charges of $2.8 million and $21.8 million, respectively, related to the actions under the Company’s new corporate strategy, Grow Brand Love. The 13 and 26 weeks ended August 3, 2024 primarily included restructuring charges of $1.2 million and $5.8 million. See Note 17 and Note 18 for additional information.
Operating income (loss)
For the second quarter of Fiscal 2026, operating income was $2.8 million, or 0.2% of sales, compared to an operating loss of $100.9 million or (6.8)% of sales in the prior year quarter. In the first half of Fiscal 2026, operating income was $50.9 million or 1.7% of sales compared to operating loss of $51.1 million or (1.7)% of sales in the prior year comparable period. The increase in operating income for both the 13 and 26 weeks ended August 2, 2025 was primarily driven by stronger sales performance and gross margins as described above, as well as lower goodwill and indefinite-lived intangible asset impairment charges taken in the current year, partially offset by higher restructuring costs.
North America operating income
In the second quarter, operating income in the North America reportable segment was $23.0 million, or 1.6% of segment sales, and includes $80.2 million of asset impairment charges primarily related to goodwill and indefinite-lived intangible assets and $1.0 million of restructuring charges. In the prior year quarter, operating loss in the North America reportable segment was $77.2 million, or (5.5)% of segment sales, and included $166.2 million of asset impairment charges primarily related to goodwill and indefinite-lived intangible assets and $0.2 million of restructuring charges.
In the first half of Fiscal 2026, operating income in the North America reportable segment was $106.0 million or 3.7% of segment sales, and includes $83.4 million of asset impairment charges primarily related to goodwill and indefinite-lived intangible assets and $11.9 million of restructuring charges. In the first half of Fiscal 2025, operating income in the North America reportable segment was $6.0 million, or 0.2% of segment sales, and included $168.2 million of asset impairment charges primarily related to goodwill and indefinite-lived intangible assets and $0.8 million of restructuring charges.
International operating income
In the second quarter, operating loss in the International reportable segment was $2.2 million, or (2.4)% of segment sales. In the prior year quarter, operating loss in the International reportable segment was $4.2 million, or (4.9)% of segment sales, and included $1.0 million of restructuring charges and $1.2 million of net losses from the previously announced divestiture of the UK prestige watch business.
In the first half of Fiscal 2026, operating loss in the International reportable segment was $9.2 million, or (5.4)% of segment sales. In the first half of Fiscal 2025, operating loss in the International reportable segment was $17.2 million, or (10.5)% of segment sales, and included $5.0 million of restructuring charges and $2.5 million of net losses from the previously announced divestiture of the UK prestige watch business.
Corporate and unallocated expenses
In the second quarter, corporate and unallocated expenses were $17.6 million, compared to $16.9 million in the prior year quarter. In the first half of Fiscal 2026, corporate and unallocated expenses were $41.6 million, compared to $34.2 million in the first half of Fiscal 2025. The Company incurred $1.7 million and $9.8 million of restructuring charges in the 13 and 26 weeks ended August 2, 2025, respectively.

Interest (expense) income, net
For the 13 and 26 weeks ended August 2, 2025, net interest expense was $0.1 million and net interest income was $0.7 million, respectively, compared to net interest income of $2.4 million and $11.0 million in the 13 and 26 weeks ended August 3, 2024, respectively. The decreases in the current year quarter and year to date period are the result of lower cash balances earning interest as compared with the prior year comparable periods, primarily due to cash used over the past year related to the Preferred Shares retirement, repayment of the Senior Notes and common share repurchases.
Income taxes
In the second quarter of Fiscal 2026, income tax expense was $14.2 million, with an effective tax rate (“ETR”) of 278.4%, compared to income tax expense of $1.6 million, with an ETR of (1.7)%, in the prior year comparable period. Signet was not subject to income tax in Bermuda prior to Fiscal 2026. On December 27, 2023, Bermuda enacted a 15% corporate income tax that is effective for the Company beginning with Fiscal 2026.
The ETR for the second quarter of Fiscal 2026 was higher than the Bermuda income tax rate, primarily as a result of the unfavorable impact of foreign rate differences (primarily in the US) and unfavorable discrete tax items recognized, including non-deductible goodwill impairment charges of $53.6 million. The ETR for the second quarter of Fiscal 2025 was primarily impacted by the discrete impairment charges of $166 million, of which $123 million relates to non-deductible goodwill.
In the first half of Fiscal 2026, income tax expense was $26.3 million, with an ETR of 51.9%, compared to income tax expense of $8.1 million, with an ETR of (21.1)% in the prior year comparable period. The ETR for the 26 weeks ended August 2, 2025 was higher than the Bermuda income tax rate, primarily as a result of the unfavorable impact of foreign rate differences (primarily in the US) and unfavorable discrete tax items recognized, including non-deductible goodwill impairment charges of $53.6 million and the tax shortfall for share-based compensation which vested during the year of $0.7 million. The year to date ETR in the prior year comparable period was lower than the US federal income tax rate, primarily due to the favorable impact of foreign rate differences and benefits from global reinsurance arrangements, as well as discrete tax impacts during Fiscal 2025, including the non-deductible impairment charges described above and the excess tax benefit for share-based compensation which vested during the year of $5.0 million.
On July 4, 2025, the One Big Beautiful Bill Act (the “Act”) was enacted in the US. The Act includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework, and the restoration of tax treatment for certain business provisions. There was no material impact from the Act upon enactment during the second quarter of Fiscal 2026, nor does the Company expect any material impact on its Fiscal 2026 effective tax rate, consolidated financial condition or results of operations.
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

(in millions)	August 2, 2025	February 1, 2025	August 3, 2024
Cash and cash equivalents	$281.4	$604.0	$403.1
Less: Debt	—	—	—
Net cash	$281.4	$604.0	$403.1

2. Free cash flow
Free cash flow is a non-GAAP measure defined as the net cash provided by (used in) operating activities less capital expenditures. Management considers this metric to be helpful in understanding how the business is generating cash from its operating and investing activities that can be used to meet the financing needs of the business. Free cash flow is an indicator frequently used by management to evaluate its overall liquidity needs and determine appropriate capital allocation strategies. Free cash flow does not represent the residual cash flow available for discretionary purposes.

	13 weeks ended		26 weeks ended
(in millions)	August 2, 2025	August 3, 2024	August 2, 2025	August 3, 2024
Net cash provided by (used in) operating activities	$86.3	$43.8	$(89.0)	$(114.4)
Capital expenditures	(24.0)	(28.0)	(60.6)	(51.3)
Free cash flow	$62.3	$15.8	$(149.6)	$(165.7)
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

	13 weeks ended		26 weeks ended
(in millions)	August 2, 2025	August 3, 2024	August 2, 2025	August 3, 2024
Net (loss) income	$(9.1)	$(98.5)	$24.4	$(46.4)
Income taxes	14.2	1.6	26.3	8.1
Interest expense (income), net	0.1	(2.4)	(0.7)	(11.0)
Depreciation and amortization	37.0	37.9	74.0	74.5
Amortization of unfavorable contracts	(0.4)	(0.4)	(0.9)	(0.9)
EBITDA	$41.8	$(61.8)	$123.1	$24.3
Other non-operating (income) expense, net	(2.4)	(1.6)	0.9	(1.8)
Share-based compensation	6.7	10.7	13.7	18.3
Other accounting adjustments
Asset impairments (1)	79.8	166.2	83.0	168.1
Restructuring and related charges (2)	2.8	1.2	21.8	5.8
Loss on divestitures, net (3)	—	1.2	—	2.5
Integration-related expenses (4)	—	0.9	—	1.1
Adjusted EBITDA	$128.7	$116.8	$242.5	$218.3
(1)    Fiscal 2026 and Fiscal 2025 asset impairment charges related primarily to goodwill and indefinite-lived intangible assets.
See Note 12 for additional information.
(2)    Fiscal 2026 restructuring and related charges were incurred primarily as a result of the Company’s Grow Brand Love strategy initiatives. Fiscal 2025 restructuring charges were incurred primarily as a result of the Company’s rationalization of its store footprint and reorganization of certain centralized functions.
See Note 18 for additional information.
(3)    Includes net losses from the previously announced divestiture of the UK prestige watch business.
(4)    Includes severance and retention expenses related to the integration of Blue Nile.
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

	13 weeks ended		26 weeks ended
(in millions)	August 2, 2025	August 3, 2024	August 2, 2025	August 3, 2024
Operating income (loss)	$2.8	$(100.9)	$50.9	$(51.1)
Asset impairments (1)	79.8	166.2	83.0	168.1
Restructuring and related charges (2)	2.8	1.2	21.8	5.8
Loss on divestitures, net (3)	—	1.2	—	2.5
Integration-related expenses (4)	—	0.9	—	1.1
Adjusted operating income	$85.4	$68.6	$155.7	$126.4

Operating margin	0.2%	(6.8)%	1.7%	(1.7)%
Adjusted operating margin	5.6%	4.6%	5.1%	4.2%
(1)    Fiscal 2026 and Fiscal 2025 asset impairment charges related primarily to goodwill and indefinite-lived intangible assets.
See Note 12 for additional information.
(2)    Fiscal 2026 restructuring and related charges were incurred primarily as a result of the Company’s Grow Brand Love strategy initiatives. Fiscal 2025 restructuring charges were incurred primarily as a result of the Company’s rationalization of its store footprint and reorganization of certain centralized functions.
See Note 18 for additional information.
(3)    Includes net losses from the previously announced divestiture of the UK prestige watch business.
(4)    Includes severance and retention expenses related to the integration of Blue Nile.
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

	13 weeks ended		26 weeks ended
	August 2, 2025	August 3, 2024	August 2, 2025	August 3, 2024
Diluted EPS	$(0.22)	$(2.28)	$0.58	$(3.17)
Asset impairments (1)	1.94	3.73	1.97	3.77
Restructuring and related charges (2)	0.07	0.03	0.52	0.13
Loss on divestitures, net (3)	—	0.03	—	0.06
Integration-related expenses (4)	—	0.02	—	0.02
Tax impact of items above	(0.18)	(0.26)	(0.30)	(0.30)
Deemed dividend on redemption of Preferred Shares (4)	—	—	—	1.91
Dilution effect (5)	—	(0.02)	—	(0.07)
Adjusted diluted EPS	$1.61	$1.25	$2.77	$2.35
(1)    Fiscal 2026 and Fiscal 2025 asset impairment charges related primarily to goodwill and indefinite-lived intangible assets.
See Note 12 for additional information.
(2)    Fiscal 2026 restructuring and related charges were incurred primarily as a result of the Company’s Grow Brand Love strategy initiatives. Fiscal 2025 restructuring charges were incurred primarily as a result of the Company’s rationalization of its store footprint and reorganization of certain centralized functions.
See Note 18 for additional information.
(3)    Includes net losses from the previously announced divestiture of the UK prestige watch business.
(4)    As described in Note 5, the Company recorded a deemed dividend to net (loss) income attributable to common shareholders of $85.2 million in the first quarter of Fiscal 2025, which represents the excess of the conversion value of the Preferred Shares over their carrying value upon redemption and includes $1.6 million of related expenses.
(5)    Adjusted diluted EPS for the 13 and 26 weeks ended August 3, 2024 was calculated using 44.9 million and 47.9 million diluted weighted average common shares outstanding, respectively. The additional dilutive shares were excluded from the calculation of GAAP diluted EPS as their effect was antidilutive. Refer to Note 7 for additional information.
LIQUIDITY AND CAPITAL RESOURCES
Overview
The Company’s primary sources of liquidity are cash on hand, cash provided by operations and availability under its senior secured asset-based revolving credit facility (the “ABL”). As of August 2, 2025, the Company had $281.4 million of cash and cash equivalents and no outstanding borrowings on the ABL. The available borrowing capacity on the ABL was $1.1 billion as of August 2, 2025.

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
Invest in organic growth
The strategic imperatives of the Company’s Grow Brand Love transformation strategy have been designed to accelerate growth by building on a strong core foundation to create shareholder value. The Company will focus on increasing market share in core areas such as Bridal, while expanding into categories like self-purchase and gifting. In order to achieve these goals, the Company is in the process of restructuring to streamline operations, increase efficiencies, improve accountability and reduce costs. Streamlining the organization is expected to enable our new go-to-market strategies and contribute towards our efforts to strengthen our brand portfolio. We are also optimizing our real estate footprint to support the positioning of our brands and modernizing our stores through capital improvements. These real estate initiatives will include the closure of underperforming stores, repositioning stores out of declining venues, renovation of stores and an increased focus on transference from closed locations to capitalize on brand equity across the portfolio. The Company invested $153.0 million for capital expenditures in Fiscal 2025 and has planned for capital expenditures of up to $160 million in Fiscal 2026, reflecting primarily investments in new stores and renovations as described above, as well as additional digital and technology advancements.
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
Returning capital to shareholders
The Company remains committed to its goal of returning cash to shareholders, which includes being a dividend growth company. For the fourth year in a row Signet has increased its quarterly common dividend, from $0.29 per share in Fiscal 2025 to $0.32 per share beginning in Fiscal 2026. The Company also remains focused on common share repurchases under its 2017 Program. In March 2024, the Board approved a further $200 million increase to the multi-year authorization under the 2017 Program. The Company has repurchased $149.7 million of common shares to date in Fiscal 2026, with $573.4 million of shares authorized for repurchase remaining as of August 2, 2025. See Note 6 for additional information related to the common share repurchases.
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
Signet derives most of its operating cash flows through the sale of merchandise and extended service plans. As a retail business, Signet receives cash when it makes a sale to a customer or when the payment has been processed by Signet or the relevant bank if the payment is made by third-party credit or debit card. The Company has outsourced its entire credit card portfolio, and it receives cash from its outsourced financing partners (net of applicable fees) generally within two to five days of the customer sale. Offsetting these receipts, the Company’s largest operating expenses are the purchase of inventory, payroll and payroll-related benefits, store occupancy costs (including rent) and advertising.
Summary cash flow
The following table provides a summary of Signet’s cash flow activity for Fiscal 2026 and Fiscal 2025:

	26 weeks ended
(in millions)	August 2, 2025	August 3, 2024
Net cash used in operating activities	$(89.0)	$(114.4)
Net cash used in investing activities	(60.7)	(57.2)
Net cash used in financing activities	(182.6)	(801.9)
Decrease in cash and cash equivalents	$(332.3)	$(973.5)

Cash and cash equivalents at beginning of period	$604.0	$1,378.7
Decrease in cash and cash equivalents	(332.3)	(973.5)
Effect of exchange rate changes on cash and cash equivalents	9.7	(2.1)
Cash and cash equivalents at end of period	$281.4	$403.1
Operating activities
Net cash used in operating activities was $89.0 million during the 26 weeks ended August 2, 2025 compared to $114.4 million in the prior year comparable period. The change in operating cash flows compared to prior year was primarily driven by higher gross profit in the current year period. The significant movements in operating cash flows are further described below:
•Net income was $24.4 million compared to net loss of $46.4 million in the prior year period, an increase of $70.8 million. This increase was primarily the result of higher gross profit in the current year period and non-cash asset impairment charges of $168.6 million recorded in the prior year period, partially offset by non-cash asset impairment charges of $83.4 million and restructuring charges of $21.8 million recorded in Fiscal 2026.
•The change in current income taxes was a use of $21.9 million in the current period compared to a use of $52.0 million in the prior year. The current year use was primarily the result of net income tax payments of $46.2 million, compared to net income tax payments of $74.3 million in the prior year period.
•Cash used by inventory was $35.9 million, compared to a use of $41.4 million in the prior year, reflecting seasonal replenishment of inventories following the fourth quarter of both fiscal years.
•Cash used by accounts payable was $248.5 million compared to a use of $193.3 million in the prior year period. Accounts payable is historically a use of cash in the first quarter, as the Company pays down invoices due from Holiday Season merchandise purchases. The increased use compared to the prior year is due to timing and mix of payables, as the first half of the prior year benefited from the impacts of the 53rd week in Fiscal 2024.
•Cash provided by accrued expenses and other liabilities was $10.1 million, compared to a use of $36.1 million in the prior year period. The difference compared to the prior year comparable period is primarily due to timing of advertising payments.
Investing activities
Net cash used in investing activities for the 26 weeks ended August 2, 2025 was $60.7 million compared to a use of $57.2 million in the prior year period. Cash used in Fiscal 2026 was related to capital expenditures of $60.6 million. Capital expenditures are associated with new stores, remodels of existing stores, and capital investments in digital and IT. Signet has planned Fiscal 2026 capital expenditures of up to $160 million. In Fiscal 2025, net cash used in investing activities was primarily related to capital expenditures of $51.3 million.
Stores opened and closed in the 26 weeks ended August 2, 2025:

	February 1, 2025	Openings	Closures	August 2, 2025
North America segment (1)	2,379	8	(23)	2,364
International segment (1)	263	—	(4)	259
Signet	2,642	8	(27)	2,623
(1)    The net change in selling square footage for Fiscal 2026 for the North America and International segments was (0.1%) and (1.5%), respectively.

Financing activities
Net cash used in financing activities for the 26 weeks ended August 2, 2025 was $182.6 million, consisting of the repurchase of $149.7 million of common shares, common share dividends paid of $25.8 million and payments for withholding taxes related to the settlement of the Company’s share-based compensation awards of $7.1 million.
Net cash used in financing activities for the 26 weeks ended August 3, 2024 was $801.9 million, consisting of the repurchase of the Preferred Shares of $541.0 million, the repayment of the Senior Notes of $147.8 million, the repurchase of $47.2 million of common shares, preferred and common share dividends paid of $37.5 million and payments for withholding taxes related to the settlement of the Company’s share-based compensation awards of $28.4 million.
Movement in cash and indebtedness
Cash and cash equivalents at August 2, 2025 were $281.4 million compared to $403.1 million as of August 3, 2024. The decrease year over year was primarily driven by the retirement of the Preferred Shares in Fiscal 2025 and common share repurchases, as described above, partially offset by cash flow from operations. Signet holds cash and cash equivalents at a number of large, highly-rated financial institutions. The amount held at each financial institution takes into account the credit rating and size of the financial institution and is held for short-term durations.
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
There were no borrowings under the ABL during the 26 weeks ended August 2, 2025 or August 3, 2024. Available borrowing capacity under the ABL was $1.1 billion as of August 2, 2025.
The Company had no outstanding debt as of August 2, 2025 or August 3, 2024. As further described in Note 15, the Company fully repaid the Senior Notes upon maturity in the second quarter of Fiscal 2025 using cash on hand.
As of August 2, 2025, February 1, 2025 and August 3, 2024, the Company was in compliance with all debt covenants.
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
While there have been no material changes to the critical accounting policies and estimates disclosed in Signet’s Annual Report on Form 10-K for the fiscal year ended February 1, 2025 filed with the SEC on March 19, 2025, the Company continues to monitor the risk of impairment related to all of its reporting units and indefinite-lived trade names. As part of our annual assessment during the second quarter of Fiscal 2026, the Company performed quantitative impairment assessments for all reporting units and indefinite-lived intangible assets. The estimated fair values of the Sterling, Zale US and Diamonds Direct reporting units, as well as the Zale Jewelry, Zale Outlet, Piercing Pagoda, Blue Nile and Peoples Jewellers trade names, exceeded their carrying values as of the valuation date. The fair values for all these assets substantially exceeded their carrying values, with the exception of the Diamonds Direct reporting unit and the Piercing Pagoda and Blue Nile trade names, which exceeded their carrying values by approximately 17%, 10% and 16%, respectively. The carrying values of the Diamonds Direct goodwill and the Piercing Pagoda and Blue Nile trade names were $251.2 million, $33.8 million and $19 million, respectively, as of August 2, 2025.
During the second quarter of Fiscal 2026, the carrying values of the Digital brands goodwill and the James Allen and Diamonds Direct trade names were reduced to their estimated fair values of $0, $2 million and $109 million, respectively, which resulted in the recognition of impairment charges of approximately $54 million, $13 million and $3 million, respectively. The impairment charges in the Digital brands reporting unit and related James Allen trade name were driven primarily by the decline in long-term cash flow projections of this business, particularly in the James Allen brand due to continued challenges with assortment and its competitive position in the market. Management also determined an increase in discount rates was required to reflect the current interest rate environment at the valuation date, and to reflect additional forecast risk for the Digital brands due to the challenges at James Allen noted above, as well as additional uncertainty related to potential tariff impacts on the business.
Management noted uncertainties exist related to the macroeconomic environment in the US and abroad, including tariffs, economic and tax policy, inflation and interest rates. These factors could unfavorably impact merchandise costs, consumer confidence and discretionary spending, and thus may impact the key assumptions used to estimate fair value, such as sales trends, margin trends, long-term growth rates and discount rates. These factors could also negatively affect the share price of the Company’s common stock. An increase in the discount rate and/or a further softening of sales and operating income trends for any of the Company’s reporting units and related trade names, particularly during peak selling seasons, could result in a further decline in the estimated fair values of the indefinite-lived intangible assets, including goodwill, which could result in future material impairment charges. For example, an increase in the discount rate of 0.5% to the aforementioned impaired trade names, assuming no other changes to assumptions, would have resulted in additional impairment charges of approximately $4 million.
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
As a portion of the International reportable segment’s purchases are denominated in US dollars and its net cash flows are in British pounds, Signet’s policy is to enter into forward foreign currency exchange contracts and foreign currency swaps to manage the exposure to the US dollar. Signet enters into derivative transactions to hedge a portion of forecasted merchandise purchases using commodity forward purchase contracts, options, net zero premium collar arrangements, or some combination thereof. Additionally, the North America reportable segment enters into forward foreign currency exchange contracts to manage the currency fluctuations associated with the Company’s Canadian operations. These contracts are entered into with large, reputable financial institutions, thereby minimizing the credit exposure from the Company’s counterparties.
Signet has significant amounts of cash and cash equivalents held at several financial institutions. The amounts held at each financial institution takes into account the long-term credit rating and size of the financial institution. The interest rates earned on cash and cash equivalents will fluctuate in line with short-term interest rates.
Signet’s market risk profile as of August 2, 2025 has not materially changed since February 1, 2025. The market risk profile as of February 1, 2025 is disclosed in Signet’s Annual Report on Form 10-K, filed with the SEC on March 19, 2025.
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
Management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures in accordance with Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on such evaluation, the principal executive officer and principal financial officer have concluded that such disclosure controls and procedures were effective as of August 2, 2025.
Changes in internal control over financial reporting
There were no changes to the Company’s internal control over financial reporting during the second quarter of Fiscal 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Information regarding legal proceedings is incorporated by reference from Note 20 of the Condensed Consolidated Financial Statements set forth in Part I of this Quarterly Report on Form 10-Q.
ITEM 1A. RISK FACTORS
The Company is supplementing the risk factors previously disclosed in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended February 1, 2025 with the following modified risk factor, which should be read in conjunction with the other risk factors presented in the Company’s Annual Report on Form 10-K for the fiscal year ended February 1, 2025 that was filed with the SEC on March 19, 2025.

New tariffs, trade embargoes, sanctions or other restrictions on foreign trade, if imposed against entire nations or specific goods, supplies or materials that the Company imports, could have an adverse effect on the Company’s results of operations, cash flows or financial condition.

The Company sources almost all of its retail merchandise, which include jewelry, watches, and cut and polished diamonds, from suppliers that manufacture outside of the US. Historically, approximately half of the finished merchandise and loose diamonds that Signet has purchased have been imported from India. Other key sourcing countries include Thailand, Italy, China, and Japan. In addition, many of the supplies, materials and fixtures used in our stores and operations are imported from foreign countries including but not limited to China, Mexico, and Canada.

Government officials in the US, Canada and the UK have periodically imposed tariffs on goods and materials that the Company imports. Since February 1, 2025, the US administration has announced a series of new tariffs and trade penalties affecting imports from a broad range of countries, including key sourcing countries for the Company noted above. On August 6, 2025, an executive order also imposed an additional 25% tariff on goods from India, effective August 27, 2025, in response to India’s continued imports of Russian oil.

The imposition of additional or increased tariffs on jewelry or other supplies and materials that the Company imports from India or other countries, or the Company’s inability to successfully manage inventory from such countries, could require the Company to further increase prices to its customers or, if unable to do so, result in reduced sales or lower gross margins.

Moreover, the evolving global tariff environment has caused, and is likely to continue to cause, significant uncertainty and instability in international trade and financial markets. The continuation of elevated tariffs, as well as retaliatory measures by foreign governments, have and may continue to adversely affect consumer sentiment and inflationary pressures, which has and may continue to reduce demand for our products. Also, disruptions and volatility in the financial markets may lead to adverse changes in the availability, terms, and cost of capital. These conditions, as well as the Company’s inability to mitigate the risks related to tariffs, could have a material adverse impact on our business, results of operations, cash flows or financial condition.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Repurchases of equity securities
The following table contains the Company’s repurchases of common shares in the second quarter of Fiscal 2026:

Period	Total number of shares purchased	Average price paid per share (1)	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
May 4, 2025 to May 31, 2025 (2)	214,222	$64.74	214,222	$591,760,252
June 1, 2025 to June 28, 2025(2)	109,485	$77.47	109,485	$583,278,205
June 29, 2025 to August 2, 2025	122,351	$81.03	122,351	$573,364,533
Total	446,058	$72.33	446,058	$573,364,533
(1)    The average price paid per share excludes commissions paid of $7,637 in connection with the repurchases made under the 2017 Share Repurchase Program.
(2)    Includes shares repurchased under a 10b5-1 Trading Plan adopted by the Company under the 2017 Share Repurchase Program entered into for the period between June 12, 2025 to July 17, 2025 to repurchase up to $25 million of common shares pursuant to a trading grid at prices ranging from $50 to $85 per share.

ITEM 5. OTHER INFORMATION
Rule 10b5-1 Trading Arrangements
During the second quarter of Fiscal 2026, no director or officer of the Company, as defined in Rule 16a-1(f), adopted, modified, or terminated a Rule 10b5-1 Trading Arrangement or Non-Rule 10b5-1 Trading Arrangement (as each term is defined in Item 408(a) of Regulation S-K).

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

Signet Jewelers Limited

Date:	September 5, 2025	By:	/s/ Joan M. Hilson
		Name:	Joan M. Hilson
		Title:	Chief Operating and Financial Officer (Principal Financial Officer)