Form 10-Q
period 2025-11-01
SIGNET JEWELERS LTD
filed 2025-12-05
CIK 832988

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended November 1, 2025 or

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
Common Shares, $0.18 par value, 40,684,442 shares as of November 28, 2025

SIGNET JEWELERS LIMITED

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
SIGNET JEWELERS LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	13 weeks ended		39 weeks ended
(in millions, except per share amounts)	November 1, 2025	November 2, 2024	November 1, 2025	November 2, 2024	Notes
Merchandise sales	$1,206.2	$1,176.6	$3,899.3	$3,814.2
Service sales	185.6	172.8	569.2	537.0
Total sales	1,391.8	1,349.4	4,468.5	4,351.2	3
Cost of sales	(873.0)	(864.1)	(2,759.0)	(2,727.2)
Gross margin	518.8	485.3	1,709.5	1,624.0
Selling, general and administrative expenses	(485.3)	(469.6)	(1,516.6)	(1,483.4)
Asset impairments, net	(1.5)	(0.7)	(84.9)	(169.3)	12
Other operating expense, net	(8.1)	(5.8)	(33.2)	(13.2)	17
Operating income (loss)	23.9	9.2	74.8	(41.9)	4
Interest (expense) income, net	(0.1)	(1.0)	0.6	10.0
Other non-operating income, net	1.4	0.2	0.5	2.0
Income (loss) before income taxes	25.2	8.4	75.9	(29.9)
Income taxes	(5.2)	(1.4)	(31.5)	(9.5)	9
Net income (loss)	$20.0	$7.0	$44.4	$(39.4)
Dividends on redeemable convertible preferred shares	—	(1.6)	—	(96.8)	5, 6
Net income (loss) attributable to common shareholders	$20.0	$5.4	$44.4	$(136.2)

Earnings (loss) per common share:
Basic	$0.49	$0.12	$1.07	$(3.07)	7
Diluted	$0.49	$0.12	$1.06	$(3.07)	7
Weighted average common shares outstanding:
Basic	40.8	43.9	41.5	44.3	7
Diluted	41.2	44.7	41.8	44.3	7
The accompanying notes are an integral part of these condensed consolidated financial statements.

SIGNET JEWELERS LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	13 weeks ended
	November 1, 2025			November 2, 2024
(in millions)	Pre-tax amount	Tax (expense) benefit	After-tax amount	Pre-tax amount	Tax (expense) benefit	After-tax amount
Net income			$20.0			$7.0
Other comprehensive income (loss):
Foreign currency translation adjustments	$(4.1)	$—	$(4.1)	$1.0	$—	$1.0
Available-for-sale securities:
Unrealized gain	—	—	—	0.2	—	0.2
Cash flow hedges:
Unrealized gain (loss)	14.3	(3.6)	10.7	(0.1)	0.1	—
Reclassification adjustment for losses to earnings	0.1	—	0.1	—	—	—
Total other comprehensive income	$10.3	$(3.6)	$6.7	$1.1	$0.1	$1.2
Total comprehensive income			$26.7			$8.2

	39 weeks ended
	November 1, 2025			November 2, 2024
(in millions)	Pre-tax amount	Tax (expense) benefit	After-tax amount	Pre-tax amount	Tax (expense) benefit	After-tax amount
Net income (loss)			$44.4			$(39.4)
Other comprehensive income (loss):
Foreign currency translation adjustments	$18.5	$—	$18.5	$0.7	$—	$0.7
Available-for-sale securities:
Unrealized gain	0.1	—	0.1	0.2	—	0.2
Cash flow hedges:
Unrealized gain (loss)	13.6	(3.5)	10.1	(0.3)	0.1	(0.2)
Reclassification adjustment for losses (gains) to earnings	0.1	—	0.1	(0.1)	—	(0.1)
Total other comprehensive income	$32.3	$(3.5)	$28.8	$0.5	$0.1	$0.6
Total comprehensive income (loss)			$73.2			$(38.8)
The accompanying notes are an integral part of these condensed consolidated financial statements.

SIGNET JEWELERS LIMITED
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in millions, except par value per share amounts)	November 1, 2025	February 1, 2025	November 2, 2024	Notes
Assets
Current assets:
Cash and cash equivalents	$234.7	$604.0	$157.7
Inventories	2,111.7	1,937.3	2,136.2	10
Income taxes	42.4	14.3	70.7
Other current assets	177.0	156.6	174.2
Total current assets	2,565.8	2,712.2	2,538.8
Non-current assets:
Property, plant and equipment, net of accumulated depreciation and amortization of $1,537.7 (February 1, 2025 and November 2, 2024: $1,461.5 and $1,526.5, respectively)	473.0	506.5	501.0
Operating lease right-of-use assets	1,079.1	1,102.4	1,034.2	11
Goodwill	428.4	482.0	631.5	12
Intangible assets, net	291.2	307.2	358.7	12
Other assets	287.1	314.8	320.3
Deferred tax assets	286.2	301.5	300.8
Total assets	$5,410.8	$5,726.6	$5,685.3
Liabilities and Shareholders’ equity
Current liabilities:
Accounts payable	$656.3	$767.0	$642.5
Accrued expenses and other current liabilities	365.6	366.8	351.6
Deferred revenue	350.4	362.5	337.7	3
Operating lease liabilities	293.8	279.9	263.8	11
Income taxes	46.1	55.3	38.6
Total current liabilities	1,712.2	1,831.5	1,634.2
Non-current liabilities:
Long-term debt	—	—	253.0	15
Operating lease liabilities	858.5	900.0	851.6	11
Other liabilities	79.6	85.1	88.1
Deferred revenue	878.4	885.1	864.3	3
Deferred tax liabilities	161.3	173.1	195.1
Total liabilities	3,690.0	3,874.8	3,886.3
Commitments and contingencies				20
Shareholders’ equity:
Common shares of $0.18 par value: authorized 500 shares, 40.7 shares outstanding (February 1, 2025 and November 2, 2024: 43.2 and 43.5 outstanding, respectively)	12.6	12.6	12.6
Additional paid-in capital	116.4	120.1	118.7
Other reserves	0.4	0.4	0.4
Treasury shares at cost: 29.3 shares (February 1, 2025 and November 2, 2024: 26.8 and 26.5 shares, respectively)	(1,909.8)	(1,749.3)	(1,725.5)
Retained earnings	3,749.9	3,745.5	3,657.5
Accumulated other comprehensive loss	(248.7)	(277.5)	(264.7)	8
Total shareholders’ equity	1,720.8	1,851.8	1,799.0
Total liabilities and shareholders’ equity	$5,410.8	$5,726.6	$5,685.3
The accompanying notes are an integral part of these condensed consolidated financial statements.

SIGNET JEWELERS LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	39 weeks ended
(in millions)	November 1, 2025	November 2, 2024
Operating activities
Net income (loss)	$44.4	$(39.4)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	110.9	110.6
Amortization of unfavorable contracts	(1.4)	(1.4)
Share-based compensation	20.9	20.4
Deferred taxation	(1.7)	(6.5)
Asset impairments, net	84.9	169.3
Other non-cash movements	2.5	4.3
Changes in operating assets and liabilities:
Inventories	(155.0)	(189.5)
Other assets	17.0	38.0
Accounts payable	(105.3)	(101.5)
Accrued expenses and other liabilities	(11.3)	(45.9)
Change in operating lease assets and liabilities	(6.4)	(14.0)
Deferred revenue	(20.0)	(41.8)
Income tax receivable and payable	(37.5)	(92.4)
Net cash used in operating activities	(58.0)	(189.8)
Investing activities
Capital expenditures	(93.1)	(114.4)
Other investing activities, net	(2.0)	(6.6)
Net cash used in investing activities	(95.1)	(121.0)
Financing activities
Dividends paid on common shares	(38.9)	(36.0)
Dividends paid on redeemable convertible preferred shares	—	(18.5)
Repurchase of common shares	(178.2)	(113.8)
Repurchase of redeemable convertible preferred shares	—	(812.9)
Repayment of Senior Notes	—	(147.8)
Proceeds from asset-based credit facility	—	253.0
Payment of debt issuance costs	—	(4.3)
Other financing activities, net	(7.0)	(28.2)
Net cash used in financing activities	(224.1)	(908.5)
Cash and cash equivalents at beginning of period	604.0	1,378.7
Decrease in cash and cash equivalents	(377.2)	(1,219.3)
Effect of exchange rate changes on cash and cash equivalents	7.9	(1.7)
Cash and cash equivalents at end of period	$234.7	$157.7
The accompanying notes are an integral part of these condensed consolidated financial statements.

SIGNET JEWELERS LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)

(in millions)	Common shares at par value	Additional paid-in capital	Other reserves	Treasury shares	Retained earnings	Accumulated other comprehensive loss	Total shareholders’ equity
Balance at February 1, 2025	$12.6	$120.1	$0.4	$(1,749.3)	$3,745.5	$(277.5)	$1,851.8
Net income	—	—	—	—	33.5	—	33.5
Other comprehensive income	—	—	—	—	—	21.6	21.6
Common share dividends declared, $0.32/share	—	—	—	—	(13.4)	—	(13.4)
Repurchase of common shares	—	—	—	(117.4)	—	—	(117.4)
Net settlement of equity-based awards	—	(21.8)	—	14.5	(0.1)	—	(7.4)
Share-based compensation expense	—	7.0	—	—	—	—	7.0
Balance at May 3, 2025	$12.6	$105.3	$0.4	$(1,852.2)	$3,765.5	$(255.9)	$1,775.7
Net loss	—	—	—	—	(9.1)	—	(9.1)
Other comprehensive income	—	—	—	—	—	0.5	0.5
Common share dividends declared, $0.32/share	—	—	—	—	(13.3)	—	(13.3)
Repurchase of common shares	—	—	—	(32.3)	—	—	(32.3)
Net settlement of equity-based awards	—	(2.0)	—	2.1	—	—	0.1
Share-based compensation expense	—	6.7	—	—	—	—	6.7
Balance at August 2, 2025	$12.6	$110.0	$0.4	$(1,882.4)	$3,743.1	$(255.4)	$1,728.3
Net income	—	—	—	—	20.0	—	20.0
Other comprehensive income	—	—	—	—	—	6.7	6.7
Common share dividends declared, $0.32/share	—	—	—	—	(13.2)	—	(13.2)
Repurchase of common shares	—	—	—	(28.5)	—	—	(28.5)
Net settlement of equity-based awards	—	(0.8)	—	1.1	—	—	0.3
Share-based compensation expense	—	7.2	—	—	—	—	7.2
Balance at November 1, 2025	$12.6	$116.4	$0.4	$(1,909.8)	$3,749.9	$(248.7)	$1,720.8

(in millions)	Common shares at par value	Additional paid-in capital	Other reserves	Treasury shares	Retained earnings	Accumulated other comprehensive loss	Total shareholders’ equity
Balance at February 3, 2024	$12.6	$230.7	$0.4	$(1,646.9)	$3,835.0	$(265.3)	$2,166.5
Net income	—	—	—	—	52.1	—	52.1
Other comprehensive loss	—	—	—	—	—	(4.3)	(4.3)
Dividends declared:
Common shares, $0.29/share	—	—	—	—	(12.9)	—	(12.9)
Preferred shares, $13.14/share	—	—	—	—	(5.0)	—	(5.0)
Redemption of preferred shares	—	—	—	—	(87.2)	—	(87.2)
Repurchase of common shares	—	—	—	(7.4)	—	—	(7.4)
Net settlement of equity-based awards	—	(56.7)	—	31.4	(2.3)	—	(27.6)
Share-based compensation expense	—	7.6	—	—	—	—	7.6
Balance at May 4, 2024	$12.6	$181.6	$0.4	$(1,622.9)	$3,779.7	$(269.6)	$2,081.8
Net loss	—	—	—	—	(98.5)	—	(98.5)
Other comprehensive income	—	—	—	—	—	3.7	3.7
Dividends declared:
Common shares, $0.29/share	—	—	—	—	(12.9)	—	(12.9)
Preferred shares, $13.14/share	—	—	—	—	(3.0)	—	(3.0)
Redemption of preferred shares	—	(23.9)	—	—	—	—	(23.9)
Repurchase of common shares	—	—	—	(39.8)	—	—	(39.8)
Net settlement of equity-based awards	—	(3.2)	—	3.0	(0.7)	—	(0.9)
Share-based compensation expense	—	10.7	—	—	—	—	10.7
Balance at August 3, 2024	$12.6	$165.2	$0.4	$(1,659.7)	$3,664.6	$(265.9)	$1,917.2
Net income	—	—	—	—	7.0	—	7.0
Other comprehensive income	—	—	—	—	—	1.2	1.2
Dividends declared:
Common shares, $0.29/share	—	—	—	—	(12.6)	—	(12.6)
Preferred shares, $13.14/share	—	—	—	—	(0.2)	—	(0.2)
Redemption of preferred shares	—	(47.9)	—	—	(1.3)	—	(49.2)
Repurchase of common shares	—	—	—	(66.6)	—	—	(66.6)
Net settlement of equity based awards	—	(0.7)	—	0.8	—	—	0.1
Share-based compensation expense	—	2.1	—	—	—	—	2.1
Balance at November 2, 2024	$12.6	$118.7	$0.4	$(1,725.5)	$3,657.5	$(264.7)	$1,799.0
The accompanying notes are an integral part of these condensed consolidated financial statements.

SIGNET JEWELERS LIMITED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Organization and principal accounting policies
Signet Jewelers Limited (“Signet” or the “Company”), a holding company incorporated in Bermuda, is a jewelry retailer operating through its 100% owned subsidiaries with sales primarily in the United States (“US”), United Kingdom (“UK”) and Canada. Signet manages its business as three reportable segments: North America, International, and Other. The “Other” reportable segment consists of subsidiaries involved in the purchasing and conversion of rough diamonds to polished stones. See Note 4 for information regarding the Company’s reportable segments.
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
Fiscal year
The Company’s fiscal year ends on the Saturday nearest to January 31st. Fiscal 2026 and Fiscal 2025 refer to the 52-week periods ending January 31, 2026 and ended February 1, 2025, respectively. Within these condensed consolidated financial statements, the third quarter and year-to-date period of the fiscal years 2026 and 2025 refer to the 13 and 39 weeks ended November 1, 2025 and November 2, 2024, respectively.
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
Internal-Use Software (Topic 350-40) (“ASU 2025-06”)
In September 2025, the FASB issued ASU 2025-06. This ASU requires entities to start capitalizing software costs once management has authorized and committed to funding the software project, it is probable the project will be completed and the software will be used to perform the function intended. This ASU removes the prescriptive software development stages referenced in prior guidance. The amendments in this ASU specify the disclosures for internal-use software costs follow the same disclosure requirements as property, plant, and equipment, regardless of how these costs are presented in the consolidated financial statements.
The amendments in this ASU are effective for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual periods, with early adoption permitted, and may be applied on a prospective or retrospective basis. The Company is evaluating the impact of this ASU on its consolidated financial statements.

3. Revenue recognition
The following table provides the Company’s total sales, disaggregated by brand, for the 13 and 39 weeks ended November 1, 2025 and November 2, 2024:

	13 weeks ended November 1, 2025				13 weeks ended November 2, 2024
(in millions)	North America	International	Other	Consolidated	North America	International	Other	Consolidated
Sales by brand:
Kay	$507.9	$—	$—	$507.9	$483.7	$—	$—	$483.7
Zales	243.4	—	—	243.4	225.4	—	—	225.4
Jared	242.8	—	—	242.8	226.5	—	—	226.5
Blue Nile	74.3	—	—	74.3	77.0	—	—	77.0
James Allen	27.8	—	—	27.8	42.8	—	—	42.8
Diamonds Direct	87.9	—	—	87.9	93.7	—	—	93.7
Banter by Piercing Pagoda	69.2	—	—	69.2	69.6	—	—	69.6
Peoples	42.2	—	—	42.2	39.7	—	—	39.7
International segment brands	—	87.0	—	87.0	—	83.3	—	83.3
Other (1)	3.9	—	5.4	9.3	3.6	—	4.1	7.7
Total sales	$1,299.4	$87.0	$5.4	$1,391.8	$1,262.0	$83.3	$4.1	$1,349.4

	39 weeks ended November 1, 2025				39 weeks ended November 2, 2024
(in millions)	North America	International	Other	Consolidated	North America	International	Other	Consolidated
Sales by brands:
Kay	$1,656.5	$—	$—	$1,656.5	$1,593.8	$—	$—	$1,593.8
Zales	796.6	—	—	796.6	737.6	—	—	737.6
Jared	765.0	—	—	765.0	727.6	—	—	727.6
Blue Nile	226.6	—	—	226.6	231.3	—	—	231.3
James Allen	104.1	—	—	104.1	153.5	—	—	153.5
Diamonds Direct	259.1	—	—	259.1	265.6	—	—	265.6
Banter by Piercing Pagoda	227.0	—	—	227.0	230.8	—	—	230.8
Peoples	130.8	—	—	130.8	122.5	—	—	122.5
International segment brands	—	258.9	—	258.9	—	247.0	—	247.0
Other (1)	10.9	—	33.0	43.9	16.9	—	24.6	41.5
Total sales	$4,176.6	$258.9	$33.0	$4,468.5	$4,079.6	$247.0	$24.6	$4,351.2
(1) Other primarily includes sales from the Company’s diamond sourcing operation, loose diamonds and Rocksbox.

The following table provides the Company’s total sales, disaggregated by major product, for the 13 and 39 weeks ended November 1, 2025 and November 2, 2024:

	13 weeks ended November 1, 2025				13 weeks ended November 2, 2024
(in millions)	North America	International	Other	Consolidated	North America (3)	International	Other	Consolidated
Sales by product:
Bridal	$611.3	$37.1	$—	$648.4	$599.4	$37.0	$—	$636.4
Fashion	433.0	18.6	—	451.6	430.0	17.1	—	447.1
Watches	48.7	25.2	—	73.9	43.7	23.3	—	67.0
Services (1)	179.5	6.1	—	185.6	166.9	5.9	—	172.8
Other (2)	26.9	—	5.4	32.3	22.0	—	4.1	26.1
Total sales	$1,299.4	$87.0	$5.4	$1,391.8	$1,262.0	$83.3	$4.1	$1,349.4

	39 weeks ended November 1, 2025				39 weeks ended November 2, 2024
(in millions)	North America	International	Other	Consolidated	North America (3)	International	Other	Consolidated
Sales by product:
Bridal	$1,900.9	$114.4	$—	$2,015.3	$1,876.6	$112.2	$—	$1,988.8
Fashion	1,489.9	54.0	—	1,543.9	1,477.3	50.0	—	1,527.3
Watches	152.0	72.1	—	224.1	135.1	67.1	—	202.2
Services (1)	550.8	18.4	—	569.2	519.3	17.7	—	537.0
Other (2)	83.0	—	33.0	116.0	71.3	—	24.6	95.9
Total sales	$4,176.6	$258.9	$33.0	$4,468.5	$4,079.6	$247.0	$24.6	$4,351.2
(1) Services primarily includes sales from service plans, repairs and subscriptions.
(2) Other primarily includes sales from the Company’s diamond sourcing operation and other miscellaneous non-jewelry sales.
(3) Certain amounts have been reclassified between bridal and fashion to conform to the Company’s current product categorizations.
The following table provides the Company’s total sales, disaggregated by channel, for the 13 and 39 weeks ended November 1, 2025 and November 2, 2024:

	13 weeks ended November 1, 2025				13 weeks ended November 2, 2024
(in millions)	North America	International	Other	Consolidated	North America	International	Other	Consolidated
Sales by channel:
Store	$1,034.1	$67.9	$—	$1,102.0	$988.1	$64.8	$—	$1,052.9
E-commerce	261.6	19.1	—	280.7	270.7	18.5	—	289.2
Other (1)	3.7	—	5.4	9.1	3.2	—	4.1	7.3
Total sales	$1,299.4	$87.0	$5.4	$1,391.8	$1,262.0	$83.3	$4.1	$1,349.4

	39 weeks ended November 1, 2025				39 weeks ended November 2, 2024
(in millions)	North America	International	Other	Consolidated	North America	International	Other	Consolidated
Sales by channel:
Store	$3,285.0	$203.4	$—	$3,488.4	$3,162.6	$193.2	$—	$3,355.8
E-commerce	881.5	55.5	—	937.0	905.6	53.8	—	959.4
Other (1)	10.1	—	33.0	43.1	11.4	—	24.6	36.0
Total sales	$4,176.6	$258.9	$33.0	$4,468.5	$4,079.6	$247.0	$24.6	$4,351.2
(1) Other primarily includes sales from the Company’s diamond sourcing operation and loose diamonds.
Extended service plans (“ESP”)
The Company recognizes revenue related to ESP sales in proportion to when the expected costs will be incurred. The deferral periods for ESP sales are determined from historical patterns of actual claims costs, as well as estimates of future claims costs expected to be incurred. Management regularly reviews the trends in historical claims to assess whether changes are required to the revenue and cost recognition rates utilized. A significant change in either the overall claims pattern or the life over which the Company is expected to fulfill its obligations under the ESP could result in a material change to revenues.

Deferred ESP selling costs
All direct costs associated with the sale of the ESP are deferred and amortized in proportion to the revenue recognized and disclosed as either other current assets or other assets in the condensed consolidated balance sheets. These direct costs primarily include sales commissions and credit card fees. Amortization of deferred ESP selling costs is included within SG&A in the condensed consolidated statements of operations. Amortization of deferred ESP selling costs was $11.0 million and $33.8 million during the 13 and 39 weeks ended November 1, 2025, respectively, and $10.6 million and $32.7 million during the 13 and 39 weeks ended November 2, 2024, respectively.
Unamortized deferred ESP selling costs as of November 1, 2025, February 1, 2025 and November 2, 2024 were as follows:

(in millions)	November 1, 2025	February 1, 2025	November 2, 2024
Other current assets	$27.3	$28.4	$27.2
Other assets	79.0	81.3	80.0
Total deferred ESP selling costs	$106.3	$109.7	$107.2
Deferred revenue
Deferred revenue as of November 1, 2025, February 1, 2025 and November 2, 2024 was as follows:

(in millions)	November 1, 2025	February 1, 2025	November 2, 2024
ESP deferred revenue	$1,160.6	$1,170.8	$1,132.7
Other deferred revenue (1)	68.2	76.8	69.3
Total deferred revenue	$1,228.8	$1,247.6	$1,202.0

Disclosed as:
Current liabilities	$350.4	$362.5	$337.7
Non-current liabilities	878.4	885.1	864.3
Total deferred revenue	$1,228.8	$1,247.6	$1,202.0
(1) Other deferred revenue primarily includes revenue collected from customers for custom orders and e-commerce orders, for which control has not yet transferred to the customer.

	13 weeks ended		39 weeks ended
(in millions)	November 1, 2025	November 2, 2024	November 1, 2025	November 2, 2024
ESP deferred revenue, beginning of period	$1,170.5	$1,146.1	$1,170.8	$1,158.7
Plans sold (1)	119.7	106.7	387.1	345.6
Revenue recognized (2)	(129.6)	(120.1)	(397.3)	(371.6)
ESP deferred revenue, end of period	$1,160.6	$1,132.7	$1,160.6	$1,132.7
(1) Includes impact of foreign exchange translation.
(2) The Company recognized sales of $69.9 million and $235.0 million during the 13 and 39 weeks ended November 1, 2025, respectively, and $67.6 million and $227.8 million during the 13 and 39 weeks ended November 2, 2024, respectively, related to deferred revenue that existed at the beginning of the periods.
4. Segment information
Signet’s chief executive officer (“CEO”) is the Company’s chief operating decision maker (“CODM”). The CODM regularly reviews segment sales and segment operating income, after the elimination of any inter-segment transactions, to determine resource allocations between segments. Signet’s sales are primarily derived from the retailing of jewelry, watches, services and other products as generated through the management of its segments. Segment operating income, which excludes the impact of certain items management believes are not necessarily reflective of normal operating performance, is utilized by the CODM to assess segment profitability. Segment operating income is also used by the CODM to monitor and assess segment results compared to prior periods, forecasted results, and Signet’s annual operating plan.
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
Financial information for each of Signet’s reportable segments for the 13 and 39 weeks ended November 1, 2025 and November 2, 2024 is presented in the tables below.

	13 weeks ended November 1, 2025
(in millions)	North America	International	Other	Corporate and Unallocated	Consolidated
Sales	$1,299.4	$87.0	$5.4	$—	$1,391.8

Merchandise expense	(497.9)	(37.4)	(4.6)
Services expense	(42.6)	(2.3)
Other cost of sales	(263.8)	(23.6)	(0.8)
SG&A	(444.9)	(27.4)		(13.0)
Other segment operating (expense) income, net	(1.3)	(0.3)	—	0.1
Total segment operating income (loss)	$48.9	$(4.0)	$—	$(12.9)	$32.0

Asset impairments (1)					(1.7)
Restructuring and related charges (2)					(4.3)
Loss on divestitures (3)					(2.1)
Interest expense, net					(0.1)
Other non-operating income, net					1.4
Income before income taxes					$25.2

	39 weeks ended November 1, 2025
(in millions)	North America	International	Other	Corporate and Unallocated	Consolidated
Sales	$4,176.6	$258.9	$33.0	$—	$4,468.5

Merchandise expense	(1,602.9)	(111.6)	(34.1)
Services expense	(128.9)	(7.0)
Other cost of sales	(801.5)	(70.1)	(2.9)
SG&A	(1,390.6)	(82.7)		(43.3)
Other segment operating expense, net	(2.9)	(0.6)	(0.3)	(1.4)
Total segment operating income (loss)	$249.8	$(13.1)	$(4.3)	$(44.7)	$187.7

Asset impairments (1)					(84.7)
Restructuring and related charges (2)					(26.1)
Loss on divestitures (3)					(2.1)
Interest income, net					0.6
Other non-operating income, net					0.5
Income before income taxes					$75.9

	13 weeks ended November 2, 2024
(in millions)	North America	International	Other	Corporate and Unallocated	Consolidated
Sales	$1,262.0	$83.3	$4.1	$—	$1,349.4

Merchandise expense	(493.9)	(35.7)	(5.2)
Services expense	(41.0)	(2.4)
Other cost of sales	(261.8)	(23.1)	(0.4)
SG&A	(434.8)	(25.4)		(8.6)
Other segment operating expense, net	(0.6)	—	(0.1)	(0.2)
Total segment operating income (loss)	$29.9	$(3.3)	$(1.6)	$(8.8)	$16.2

Asset impairments (1)					(0.4)
Restructuring and related charges (2)					(5.8)
Leadership transition costs (4)					(0.8)
Interest expense, net					(1.0)
Other non-operating income, net					0.2
Income before income taxes					$8.4

	39 weeks ended November 2, 2024
(in millions)	North America	International	Other	Corporate and Unallocated	Consolidated
Sales	$4,079.6	$247.0	$24.6	$—	$4,351.2

Merchandise expense	(1,592.5)	(103.7)	(29.4)
Services expense	(124.0)	(7.4)
Other cost of sales	(796.0)	(71.2)	(2.4)
SG&A	(1,361.5)	(77.4)		(42.6)
Other segment operating (expense) income, net	(0.4)	0.4	(0.1)	(0.4)
Total segment operating income (loss)	$205.2	$(12.3)	$(7.3)	$(43.0)	$142.6

Asset impairments (1)					(168.5)
Restructuring and related charges (2)					(11.6)
Loss on divestitures, net (3)					(2.5)
Integration-related expenses (5)					(1.1)
Leadership transition costs (4)					(0.8)
Interest income, net					10.0
Other non-operating income, net					2.0
Loss before income taxes					$(29.9)
(1)    Asset impairment charges during the 13 and 39 weeks ended November 1, 2025 and November 2, 2024 were primarily related to goodwill and indefinite-lived intangibles assets.
See Note 12 for additional information.
(2)     Restructuring and related charges during the 13 and 39 weeks ended November 1, 2025 were incurred primarily as a result of the Company’s Grow Brand Love strategy initiatives. Restructuring and related charges during the 13 and 39 weeks ended November 2, 2024 were incurred primarily as a result of the Company’s rationalization of its store footprint and reorganization of certain centralized functions.
See Note 18 for additional information.
(3)    Includes charges associated with the previously announced divestiture of the UK prestige watch business.
(4)    Primarily includes professional fees incurred for the search for the Company’s CEO.
(5)    Includes severance and retention expenses related to the integration of Blue Nile.

The following tables provide the Company’s total depreciation and amortization and total capital expenditures, by reportable segment, for the 13 and 39 weeks ended November 1, 2025 and November 2, 2024:

	13 weeks ended		39 weeks ended
(in millions)	November 1, 2025	November 2, 2024	November 1, 2025	November 2, 2024
Depreciation and amortization:
North America segment	$34.3	$33.9	$103.2	$102.2
International segment	2.4	2.1	7.3	8.1
Other segment	0.2	0.1	0.4	0.3
Total depreciation and amortization	$36.9	$36.1	$110.9	$110.6

Capital expenditures:
North America segment	$27.0	$58.5	$84.6	$108.0
International segment	5.4	4.4	8.4	5.7
Other segment	0.1	0.2	0.1	0.7
Total capital expenditures	$32.5	$63.1	$93.1	$114.4
The following tables provide the Company’s total assets and total long-lived assets, by reportable segment, as of November 1, 2025, February 1, 2025 and November 2, 2024:

(in millions)	November 1, 2025	February 1, 2025	November 2, 2024
Total assets:
North America segment	$4,768.2	$5,045.8	$5,115.9
International segment	374.5	381.0	373.0
Other segment	89.6	93.2	92.2
Corporate and unallocated	178.5	206.6	104.2
Total assets	$5,410.8	$5,726.6	$5,685.3

Total long-lived assets (1):
North America segment	$1,151.9	$1,258.0	$1,453.1
International segment	37.9	34.7	35.0
Other segment	2.8	3.0	3.1
Total long-lived assets	$1,192.6	$1,295.7	$1,491.2
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
Accretion of $0.2 million and $1.3 million was recorded to Preferred Shares in the condensed consolidated balance sheets during the 13 and 39 weeks ended November 2, 2024.
6. Shareholders’ equity
Dividends on common shares
Dividends declared on the common shares during the 39 weeks ended November 1, 2025 and November 2, 2024 were as follows:

	Fiscal 2026		Fiscal 2025
(in millions, except per share amounts)	Dividends per share	Total dividends	Dividends per share	Total dividends
First quarter	$0.32	$13.4	$0.29	$12.9
Second quarter	0.32	13.3	0.29	12.9
Third quarter (1)	0.32	13.2	0.29	12.6
Total	$0.96	$39.9	$0.87	$38.4
(1)    Signet’s dividend policy results in the dividend payment date being a quarter in arrears from the declaration date. As of November 1, 2025 and November 2, 2024, there was $13.2 million and $12.6 million recorded in accrued expenses and other current liabilities in the condensed consolidated balance sheets reflecting the cash dividends declared for the third quarter of Fiscal 2026 and Fiscal 2025, respectively.
Dividends on Preferred Shares
Dividends declared on the Preferred Shares during the 39 weeks ended November 2, 2024 were as follows:

	Fiscal 2025
(in millions, except per share amounts)	Dividends per share	Total dividends (1)
First quarter	$13.14	$6.2
Second quarter	13.14	2.8
Third quarter	13.14	1.3
Total	$39.42	$10.3
(1)    Dividends on the Preferred Shares during the first and third quarter of Fiscal 2025 included $2.1 million and $1.3 million, respectively, of accrued dividends paid in connection with the redemptions further described in Note 5.
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

Since inception of the 2017 Program, the Company has repurchased approximately $1.6 billion of shares, with $544.9 million of shares authorized for repurchase remaining as of November 1, 2025.
The share repurchase activity during the 39 weeks ended November 1, 2025 and November 2, 2024 was as follows:

	39 weeks ended November 1, 2025			39 weeks ended November 2, 2024
(in millions, except per share amounts)	Shares repurchased	Amount repurchased (1)	Average repurchase price per share (1)	Shares repurchased	Amount repurchased (1)	Average repurchase price per share (1)
2017 Program	2.8	$178.2	$63.46	1.3	$113.8	$90.50
(1)    Includes amounts paid for commissions.
7. Earnings (loss) per common share (“EPS”)
Basic EPS is computed by dividing net income (loss) attributable to common shareholders by the weighted average number of common shares outstanding for the period. The computation of basic EPS for the periods presented is outlined in the table below:

	13 weeks ended		39 weeks ended
(in millions, except per share amounts)	November 1, 2025	November 2, 2024	November 1, 2025	November 2, 2024
Numerator:
Net income (loss) attributable to common shareholders	$20.0	$5.4	$44.4	$(136.2)
Denominator:
Weighted average common shares outstanding	40.8	43.9	41.5	44.3
EPS – basic	$0.49	$0.12	$1.07	$(3.07)
The dilutive effect of share awards represents the potential impact of outstanding awards issued under the Company’s share-based compensation plans, including time-based restricted shares, time-based restricted stock units, performance-based restricted stock units, and stock options issued under the Omnibus Plan.
The computation of diluted EPS for the periods presented is outlined in the table below:

	13 weeks ended		39 weeks ended
(in millions, except per share amounts)	November 1, 2025	November 2, 2024	November 1, 2025	November 2, 2024
Numerator:
Net income (loss) attributable to common shareholders	$20.0	$5.4	$44.4	$(136.2)
Denominator:
Basic weighted average common shares outstanding	40.8	43.9	41.5	44.3
Plus: Dilutive effect of share awards	0.4	0.4	0.3	—
Plus: Dilutive effect of Preferred Shares	—	0.4	—	—
Diluted weighted average common shares outstanding	41.2	44.7	41.8	44.3
EPS – diluted	$0.49	$0.12	$1.06	$(3.07)
The calculation of diluted EPS excludes the following items for each respective period on the basis that their effect would be antidilutive:

	13 weeks ended		39 weeks ended
(in millions)	November 1, 2025	November 2, 2024	November 1, 2025	November 2, 2024
Share awards	—	—	0.1	0.4
Potential impact of Preferred Shares	—	—	—	2.1
Total antidilutive shares	—	—	0.1	2.5

8. Accumulated other comprehensive income (loss)
The following tables present the changes in AOCI by component and the reclassifications out of AOCI, net of tax:

(in millions)	Foreign currency translation	Losses on available-for-sale securities, net	Gains (losses) on cash flow hedges	Accumulated other comprehensive loss
Balance at February 1, 2025	$(277.7)	$(0.2)	$0.4	$(277.5)
Other comprehensive income (loss) (“OCI”) before reclassifications	18.5	0.1	10.1	28.7
Amounts reclassified from AOCI to earnings	—	—	0.1	0.1
Net current period OCI	18.5	0.1	10.2	28.8
Balance at November 1, 2025	$(259.2)	$(0.1)	$10.6	$(248.7)
The amounts reclassified from AOCI to earnings were as follows:

	Amounts reclassified from AOCI
	13 weeks ended		39 weeks ended
(in millions)	November 1, 2025	November 2, 2024	November 1, 2025	November 2, 2024	Statement of operations caption
Losses (gains) on cash flow hedges:
Foreign currency contracts	$0.2	$—	$0.2	$(0.1)	Cost of sales (see Note 13)
Commodity contracts	(0.1)	—	(0.1)	—	Cost of sales (see Note 13)
Total before income tax	0.1	—	0.1	(0.1)
Income taxes	—	—	—	—
Net of tax	0.1	—	0.1	(0.1)

Total reclassifications, net of tax	$0.1	$—	$0.1	$(0.1)
9. Income taxes

	39 weeks ended
	November 1, 2025	November 2, 2024
Estimated annual effective tax rate before discrete items	22.5%	16.6%
Discrete items recognized	19.0%	(48.4)%
Effective tax rate recognized in statements of operations	41.5%	(31.8)%
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
During the 39 weeks ended November 1, 2025, the Company’s effective tax rate was higher than the Bermuda corporate income tax rate, primarily as a result of the unfavorable impact of foreign rate differences (primarily in the US) and unfavorable discrete tax items recognized in the 39 weeks ended November 1, 2025, including non-deductible goodwill impairment charges of $53.6 million and the tax shortfall for share-based compensation which vested during the year of $0.6 million.
The Company’s effective tax rate for the same period during the prior year was different than the US federal corporate income tax rate, primarily as a result of discrete tax items recognized in the 39 weeks ended November 2, 2024, including impairment charges of $166 million, of which $123 million related to non-deductible goodwill, and the excess tax benefit for share-based compensation which vested during the year of $5.0 million. These discrete impacts were partially offset by the favorable impact of foreign rate differences and benefits from global reinsurance arrangements.
As of November 1, 2025, there has been no material change in the amounts of unrecognized tax benefits, or the related accrued interest and penalties (where appropriate), in respect of uncertain tax positions identified and recorded as of February 1, 2025.

10. Inventories
The following table provides the components of the Company’s inventories as of November 1, 2025, February 1, 2025 and November 2, 2024:

(in millions)	November 1, 2025	February 1, 2025	November 2, 2024
Raw materials	$58.1	$56.3	$62.7
Merchandise inventories	2,053.6	1,881.0	2,073.5
Total inventories	$2,111.7	$1,937.3	$2,136.2
11. Leases
The following table provides the components of the Company’s total lease costs for the 13 and 39 weeks ended November 1, 2025 and November 2, 2024:

	13 weeks ended		39 weeks ended
(in millions)	November 1, 2025	November 2, 2024	November 1, 2025	November 2, 2024
Operating lease cost	$98.7	$101.0	$290.5	$282.9
Short-term lease cost	8.6	8.5	32.5	44.9
Variable lease cost	24.6	24.3	74.3	75.1
Sublease income	(0.3)	(0.3)	(0.9)	(0.6)
Total lease costs	$131.6	$133.5	$396.4	$402.3
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
The Company completed its quarterly triggering event assessments and determined that no triggering events had occurred through the end of the third quarter of Fiscal 2025 requiring an interim impairment assessment for any reporting units with goodwill and indefinite-lived intangible assets.

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
During the second quarter of Fiscal 2026, the Company recognized total pre-tax impairment charges in the condensed consolidated statement of operations within its North America reportable segment of $69.6 million for the Digital brands reporting unit and the James Allen and Diamonds Direct trade names. The impairment charges consisted of $53.6 million for Digital brands goodwill, $13 million for the James Allen trade name, and $3 million for the Diamonds Direct trade name. These impairment charges were driven primarily by the decline in long-term cash flow projections of this business, particularly in the James Allen brand due to continued challenges with assortment and its competitive position in the market. Management also determined an increase in discount rates was required to reflect the current interest rate environment at the valuation date, additional forecast risk for the Digital brands due to the challenges at James Allen noted above, and additional uncertainty related to potential tariff impacts on the business.
The Company completed its quarterly triggering event assessments and determined that no triggering events had occurred through the end of the third quarter of Fiscal 2026 requiring an interim impairment assessment for any reporting units with goodwill and indefinite-lived intangible assets.
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
Goodwill
The following table summarizes the Company’s goodwill by reportable segment:

(in millions)	North America
Balance at February 1, 2025 (1)	$482.0
Impairment	(53.6)
Balance at November 1, 2025 (1)	$428.4
(1)    The carrying amount of goodwill is presented net of accumulated impairment losses of $902.1 million and $848.5 million as of November 1, 2025 and February 1, 2025, respectively.
Intangibles
Definite-lived and indefinite-lived intangible assets consist of trade names and are recorded within intangible assets, net, on the condensed consolidated balance sheets. Intangible liabilities, net consists of unfavorable contracts and is recorded within accrued expenses and other current liabilities and other liabilities - non-current on the condensed consolidated balance sheets.

The following table provides additional detail regarding the composition of intangible assets and liabilities:

	November 1, 2025			February 1, 2025			November 2, 2024
(in millions)	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Intangible assets, net:
Definite-lived intangible assets	$8.8	$(6.3)	$2.5	$11.2	$(8.4)	$2.8	$11.2	$(8.2)	$3.0
Indefinite-lived intangible assets (1)	288.7	—	288.7	304.4	—	304.4	355.7	—	355.7
Total intangible assets, net	$297.5	$(6.3)	$291.2	$315.6	$(8.4)	$307.2	$366.9	$(8.2)	$358.7

Intangible liabilities, net	$(38.0)	$37.6	$(0.4)	$(38.0)	$36.2	$(1.8)	$(38.0)	$35.8	$(2.2)
(1)    The change in the indefinite-lived intangible asset balances during the periods presented was primarily due to the trade name impairment charges recorded during the second quarter of Fiscal 2026 as described above, as well as the fourth quarter of Fiscal 2025.
13. Derivatives
Derivative transactions are used by Signet for risk management purposes to address risks inherent in the Company’s business operations and sources of financing. The Company is currently utilizing financial derivatives to mitigate foreign currency and commodity price risks. Signet does not enter into derivative transactions for speculative purposes.
The following types of derivative financial instruments are utilized by the Company to mitigate certain risk exposures related to changes in foreign exchange rates and commodity prices:
Foreign currency exchange forward contracts (designated) — These contracts are entered into to limit the impact of movements in foreign exchange rates on forecasted foreign currency purchases. The total notional amount of these foreign currency contracts outstanding as of November 1, 2025 was $18.1 million (February 1, 2025 and November 2, 2024: $13.3 million and $17.3 million, respectively). These contracts have been designated as cash flow hedges and will be settled over the next 11 months (February 1, 2025 and November 2, 2024: 11 months and 11 months, respectively).
Foreign currency exchange forward contracts (undesignated) — Foreign currency contracts not designated as cash flow hedges are used to limit the impact of movements in foreign exchange rates on recognized foreign currency payables and to hedge currency flows through Signet’s bank accounts to mitigate Signet’s exposure to foreign currency exchange risk in its cash and borrowings. The total notional amount of these foreign currency contracts outstanding as of November 1, 2025 was $116.6 million (February 1, 2025 and November 2, 2024: $86.6 million and $76.5 million, respectively).
Commodity forward contracts (designated) — The Company has exposure to movements in the price of the underlying precious metal raw material components of the products sold by Signet. Signet’s policy is to reduce the impact of precious metal commodity price volatility, such as gold, on operating results through the use of outright forward purchases of, or by entering into options to purchase, precious metals within treasury guidelines approved by the Company’s Chief Operating and Financial Officer. In particular, when price and volume warrant such actions, Signet undertakes hedging of its requirements for gold through the use of forward purchase contracts or option contracts. Signet began hedging its exposure to gold prices during the second quarter of Fiscal 2026. The total notional amount of these forward contracts as of November 1, 2025 was approximately 38,000 ounces of gold. These contracts have been designated as cash flow hedges and will be settled over the next 11 months.
The bank counterparties to the derivative instruments expose the Company to credit-related losses in the event of their non-performance. However, to mitigate that risk, the Company only contracts with counterparties that meet certain minimum requirements under its counterparty risk assessment process. As of November 1, 2025, the Company believes that this credit risk did not materially change the fair value of the derivative instruments.
The following table summarizes the fair value and presentation of derivative instruments in the condensed consolidated balance sheets as of November 1, 2025, February 1, 2025 and November 2, 2024:

	Fair value of derivative assets
(in millions)	Balance sheet location	November 1, 2025	February 1, 2025	November 2, 2024
Derivatives designated as hedging instruments:
Foreign currency contracts	Other current assets	$0.4	$0.4	$0.2
Commodity contracts	Other current assets	11.2	—	—
Total derivative assets		$11.6	$0.4	$0.2

	Fair value of derivative liabilities
(in millions)	Balance sheet location	November 1, 2025	February 1, 2025	November 2, 2024
Derivatives designated as hedging instruments:
Foreign currency contracts	Other current liabilities	$(0.1)	$—	$(0.2)
Commodity contracts	Other current liabilities	(2.7)	—	—
		(2.8)	—	(0.2)
Derivatives not designated as hedging instruments:
Foreign currency contracts	Other current liabilities	(0.8)	(0.7)	(0.3)
Total derivative liabilities		$(3.6)	$(0.7)	$(0.5)
Derivatives designated as cash flow hedges
The following table summarizes the pre-tax gains (losses) recorded in AOCI for derivatives designated in cash flow hedging relationships as of November 1, 2025, February 1, 2025 and November 2, 2024:

(in millions)	November 1, 2025	February 1, 2025	November 2, 2024
Foreign currency contracts	$—	$0.4	$(0.3)
Commodity contracts	14.1	—	—
Gains (losses) recorded in AOCI	$14.1	$0.4	$(0.3)
The following tables summarize the effect of derivative instruments designated as cash flow hedges on OCI and the condensed consolidated statements of operations for the 13 and 39 weeks ended November 1, 2025 and November 2, 2024:
Foreign currency contracts

		13 weeks ended		39 weeks ended
(in millions)	Statement of operations caption	November 1, 2025	November 2, 2024	November 1, 2025	November 2, 2024
Gains (losses) recorded in AOCI, beginning of period		$(0.3)	$(0.2)	$0.4	$(0.1)
Current period gains (losses) recognized in OCI		0.1	(0.1)	(0.6)	(0.3)
Losses reclassified from AOCI to net income	Cost of sales (1)	0.2	—	0.2	0.1
Losses recorded in AOCI, end of period		$—	$(0.3)	$—	$(0.3)
Commodity contracts

		13 weeks ended		39 weeks ended
(in millions)	Statement of operations caption	November 1, 2025	November 2, 2024	November 1, 2025	November 2, 2024
Gains recorded in AOCI, beginning of period		$—	$—	$—	$—
Current period gains recognized in OCI		14.2	—	14.2	—
Gains reclassified from AOCI to net income	Cost of sales (1)	(0.1)	—	(0.1)	—
Gains recorded in AOCI, end of period		$14.1	$—	$14.1	$—
(1)    Refer to the condensed consolidated statements of operations for total amounts of each financial statement caption impacted by cash flow hedges.
There were no discontinued cash flow hedges during the 39 weeks ended November 1, 2025 and November 2, 2024 as all forecasted transactions are expected to occur as originally planned. As of November 1, 2025, based on current valuations, the Company expects approximately $9.3 million of net pre-tax derivative gains to be reclassified out of AOCI into earnings within the next 12 months.
Derivatives not designated as cash flow hedges
The following table summarizes the gains (losses) recognized from the Company’s derivatives instruments not designated as cash flow hedges within other operating expense, net in the condensed consolidated statements of operations for the 13 and 39 weeks ended November 1, 2025 and November 2, 2024:

	13 weeks ended		39 weeks ended
(in millions)	November 1, 2025	November 2, 2024	November 1, 2025	November 2, 2024
Foreign currency contracts	$(1.7)	$(0.5)	$2.7	$(2.3)

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

	November 1, 2025			February 1, 2025			November 2, 2024
(in millions)	Carrying Value	Level 1	Level 2	Carrying Value	Level 1	Level 2	Carrying Value	Level 1	Level 2
Assets:
US Treasury securities	$5.4	$5.4	$—	$5.2	$5.2	$—	$5.9	$5.9	$—
Foreign currency contracts	0.4	—	0.4	0.4	—	0.4	0.2	—	0.2
Commodity contracts	11.2	—	11.2	—	—	—	—	—	—
Total assets	$17.0	$5.4	$11.6	$5.6	$5.2	$0.4	$6.1	$5.9	$0.2

Liabilities:
Foreign currency contracts	$(0.9)	$—	$(0.9)	$(0.7)	$—	$(0.7)	$(0.5)	$—	$(0.5)
Commodity contracts	(2.7)	—	(2.7)	—	—	—	—	—	—
Total liabilities	$(3.6)	$—	$(3.6)	$(0.7)	$—	$(0.7)	$(0.5)	$—	$(0.5)
Investments in US Treasury securities are based on quoted market prices for identical instruments in active markets, and therefore were classified as Level 1 measurements in the fair value hierarchy. The fair value of derivative financial instruments has been determined based on market value equivalents on the balance sheet dates, taking into account the current interest rate environment and foreign currency forward rates or commodity forward rates, and therefore were classified as Level 2 measurements in the fair value hierarchy. See Note 13 for additional information related to the Company’s derivatives.
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
The carrying amounts of cash and cash equivalents, other current assets, accounts payable, accrued expenses and other current liabilities, and income taxes approximate fair value because of the short-term maturity of these amounts. The carrying value of the ABL (as defined in Note 15) approximated fair value as of November 2, 2024 based on the market rates at which the Company could have borrowed with similar terms (Level 2).
15. Long-term debt
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
The Company had no outstanding borrowings on the ABL as of November 1, 2025 and February 1, 2025 and outstanding borrowings of $253.0 million as of November 2, 2024. Available borrowing capacity on the ABL was $1.2 billion as of November 1, 2025.
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

	13 weeks ended		39 weeks ended
(in millions)	November 1, 2025	November 2, 2024	November 1, 2025	November 2, 2024
Warranty reserve, beginning of period	$35.5	$42.3	$39.0	$43.7
Warranty expense	0.9	1.6	2.0	5.7
Utilized (1)	(2.3)	(2.8)	(6.9)	(8.3)
Warranty reserve, end of period	$34.1	$41.1	$34.1	$41.1
(1)     Includes impact of foreign exchange translation.

(in millions)	November 1, 2025	February 1, 2025	November 2, 2024
Disclosed as:
Accrued expenses and other current liabilities	$8.9	$10.3	$10.9
Other liabilities - non-current	25.2	28.7	30.2
Total warranty reserve	$34.1	$39.0	$41.1
17. Other operating expense, net
The following table provides the components of other operating expense, net for the 13 and 39 weeks ended November 1, 2025 and November 2, 2024:

	13 weeks ended		39 weeks ended
(in millions)	November 1, 2025	November 2, 2024	November 1, 2025	November 2, 2024
Restructuring and related charges (1)	$(4.3)	$(5.2)	$(26.1)	$(11.0)
Other	(3.8)	(0.6)	(7.1)	(2.2)
Other operating expense, net	$(8.1)	$(5.8)	$(33.2)	$(13.2)
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
During the 13 and 39 weeks ended November 1, 2025, the Company recorded charges related to the Plan of $6.0 million and $41.2 million, respectively, consisting of the following: $3.3 million and $22.9 million, respectively, for severance and other employee-related costs; $1.0 million and $3.2 million, respectively, for store closure and contract termination costs; and $1.7 million and $15.1 million, respectively, related to impairments for store assets and cloud computing arrangements. Employee-related, store closure, and contract termination costs are recorded within other operating expense, net and asset impairments are recorded within asset impairments, net within the condensed consolidated statements of operations. As of November 1, 2025, the Company has $11.7 million of accrued restructuring charges related to the Plan, primarily for severance, which are included in accrued expenses and other current liabilities in the condensed consolidated balance sheet.
Total estimated costs related to the Plan are expected to range from approximately $45 million to $55 million, including approximately $18 million to $25 million of estimated non-cash charges primarily for asset disposals and impairments. The Company expects the Plan will be substantially completed by the end of Fiscal 2026, except the store fleet optimization which is expected to be executed over the next two to three years.
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
During the 13 and 39 weeks ended November 2, 2024, the Company recorded charges related to the Fiscal 2024 Plan of $5.6 million and $13.5 million, respectively, consisting of the following: $3.9 million and $6.6 million, respectively, for employee-related costs; $1.3 million and $4.4 million, respectively, for store closure costs; and $0.4 million and $2.5 million, respectively, related to asset impairments. Employee-related and store closure costs are recorded within other operating expense, net and asset impairments are recorded within asset impairments, net within the condensed consolidated statements of operations. There are no significant liabilities related to the Fiscal 2024 Plan remaining as of November 1, 2025.
Cumulative costs related to the Fiscal 2024 Plan were $25.5 million, consisting of the following: $11.8 million for employee-related costs; $6.7 million for store closure costs; and $7.0 million related to asset impairments.
19. Supplier finance program
The Company entered into a supplier finance program during Fiscal 2024. Under this program, a financial intermediary acts as the Company’s paying agent with respect to accounts payable due to certain suppliers. The Company agrees to pay the financial intermediary the stated amount of the confirmed invoices from the designated suppliers on the original maturity dates of the invoices. The supplier finance program enables Company suppliers to be paid by the financial intermediary earlier than the due date on the applicable invoice. The Company negotiates payment terms directly with its suppliers for the purchase of goods and services. No guarantees or collateral are provided by the Company under the supplier finance program. As of November 1, 2025, the Company had $8.9 million of confirmed invoices outstanding under the supplier finance program (February 1, 2025 and November 2, 2024: $12.9 million and $13.3 million, respectively). All activity related to the supplier finance program is included in accounts payable in the condensed consolidated balance sheets and within operating activities in the condensed consolidated statements of cash flows.

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
This management's discussion and analysis provides comparisons of material changes in the condensed consolidated financial statements for the 13 and 39 weeks ended November 1, 2025 and November 2, 2024.
FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains statements which are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based upon management's beliefs and expectations as well as on assumptions made by and data currently available to management, appear in a number of places throughout this document and include statements regarding, among other things, results of operations, financial condition, liquidity, prospects, growth, strategies and the industry in which we operate. The use of the words "guidance," "expects," "continue," "intends," "anticipates," "enhance," "estimates," "predicts," "believes," "should," "potential," "may," "preliminary," "forecast," "objective," "opportunity," "plan," “progress,” "strategy," "target," or “will” and other similar expressions are intended to identify forward-looking statements. These forward-looking statements are not guarantees of future performance and are subject to a number of risks and uncertainties which could cause the actual results to not be realized, including, but not limited to: executing or optimizing major business or strategic initiatives, such as expansion of the services business or realizing the benefits of our restructuring plans or transformation strategies, including those that the Company may develop in the future; attracting and retaining key executive talent during periods of leadership transition, such as our recent appointment of a new CEO and other recent changes in senior leadership from the reorganization under our Grow Brand Love strategy; the failure to adequately mitigate the impact of existing tariffs and/or the imposition of additional duties, tariffs, taxes and other charges or other barriers to trade or impacts from trade relations; impacts of US government shutdowns on consumer spending; difficulty or delay in executing or integrating an acquisition; the impact of the conflicts in the Middle East on the operations of our quality control and technology centers in Israel; the negative impacts that public health crisis, disease outbreak, epidemic or pandemic has had, and could have in the future, on our business, financial condition, profitability and cash flows; risks relating to shifts in consumer spending away from the jewelry category or away from the cultural customs of expressing commitments through engagements and weddings; trends toward more experiential purchases such as travel; general economic or market conditions, including impacts of inflation or other pricing environment factors on our commodity costs (including diamonds) or other operating costs; a prolonged slowdown in the growth of the jewelry market or a recession in the overall economy; financial market risks; a decline in consumer discretionary spending or deterioration in consumer financial position; disruptions in our supply chain; our ability to attract and retain labor; changes to regulations relating to customer credit; disruption in the availability of credit for customers and customer inability to meet credit payment obligations, which has occurred and may continue to deteriorate; our ability to achieve the benefits related to the outsourcing of the credit portfolio, including due to technology disruptions and/or disruptions arising from changes to or termination of the relevant outsourcing agreements, as well as a potential increase in credit costs due to the current interest rate environment; deterioration in the performance of individual businesses or of the Company’s market value relative to its book value, resulting in further impairments of long-lived assets or intangible assets or other adverse financial consequences; the volatility of our stock price; the impact of financial covenants, credit ratings or interest volatility on our ability to borrow; our ability to maintain adequate levels of liquidity for our cash needs, including debt obligations, payment of dividends, planned share repurchases (including execution of accelerated share repurchases and the payment of related excise taxes) and capital expenditures as well as the ability of our customers, suppliers and lenders to access sources of liquidity to provide for their own cash needs; potential regulatory changes; future legislative and regulatory requirements in the US and globally relating to climate change, including any new climate related disclosure or compliance requirements, such as those issued in the state of California; exchange rate fluctuations; the cost, availability of and demand for diamonds, gold and other precious metals, including any impact on the global market supply of diamonds due to the ongoing conflicts in the Middle East, the potential sale or divestiture of the De Beers Diamond Company and its diamond mining operations by parent company Anglo-American plc, and the ongoing Russia-Ukraine conflict or related sanctions; stakeholder reactions to disclosure regarding the source and use of certain minerals; scrutiny or detention of goods produced in certain territories resulting from trade restrictions; seasonality of our business; the merchandising, pricing and inventory policies followed by us and our ability to manage inventory levels; our relationships with suppliers including the ability to continue to utilize extended payment terms and the ability to obtain merchandise that customers wish to purchase; the level of competition and promotional activity in the jewelry sector; our ability to optimize our multi-year strategy to gain market share, expand and improve existing services, innovate and achieve sustainable, long-term growth; the maintenance and continued innovation of our OmniChannel retailing and ability to increase digital sales, as well as management of digital marketing costs; failure to anticipate and keep pace with changing fashion trends; changes in the costs, retail prices, supply and consumer acceptance of, and demand for gem quality lab-grown diamonds and adequate identification of the use of substitute products in our jewelry; ability to execute successful marketing programs and manage social media; the ability to optimize our real estate footprint, including operating in attractive trade areas and accounting for changes in consumer traffic in mall locations; the performance of and ability to recruit, train, motivate and retain qualified team members - particularly store associates in regions experiencing low unemployment rates; management of social, ethical and environmental risks; ability to deliver on our corporate sustainability goals or our environmental, social and governance goals; the reputation of Signet and its brands; inadequacy in and disruptions to internal controls and systems, including related to the migration to new information technology systems which impact financial reporting; risks associated with the Company’s use of artificial intelligence; security breaches and other disruptions to our or our third-party providers’ information technology infrastructure and databases; an adverse development in legal or regulatory proceedings or tax matters, including any new claims or litigation brought by employees, suppliers, consumers or shareholders, regulatory initiatives or investigations, and ongoing compliance with regulations and any consent orders or other legal or regulatory decisions; failure to comply with labor regulations; collective bargaining activity; changes in corporate taxation rates, laws, rules or practices in the US and other jurisdictions in which our subsidiaries are incorporated, including developments related to the tax treatment of companies engaged in internet commerce or deductions associated with payments to foreign related parties that are subject to a low effective tax rate; risks related to international laws and Signet being a Bermuda corporation; risks relating to the outcome of pending litigation; our ability to protect our intellectual property or assets including cash which could be affected by failure of a financial institution or conditions affecting the banking system and financial markets as a whole; changes in assumptions used in making accounting estimates relating to items such as extended service plans or asset impairments; or the impact of weather-related incidents, natural disasters, organized crime or theft, increased security costs, strikes, protests, riots or terrorism, or acts of war (including the ongoing Russia-Ukraine and conflicts in the Middle East).
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
OVERVIEW
Signet Jewelers Limited (“Signet” or the “Company”) is a jewelry retailer incorporated in Bermuda. The Company operated 2,607 retail locations as of November 1, 2025, which when combined with the Company’s digital capabilities under its Connected Commerce strategy, provides customers the opportunity to use both online and in-store experiences as part of their shopping journey. Signet manages its business by geography, a description of which follows:
•The North America reportable segment operates nine brands, with the majority operating through both online and brick and mortar retail operations. The segment had 2,262 locations in the US and 91 locations in Canada as of November 1, 2025.
◦In the US, the segment operates under the following brands: Kay (Kay Jewelers and Kay Outlet); Zales (Zales Jewelers and Zales Outlet); Jared (Jared Jewelers and Jared Vault); Banter by Piercing Pagoda; Diamonds Direct; Rocksbox; and Digital brands, James Allen and Blue Nile.
◦In Canada, the segment operates under the Peoples brand (Peoples Jewellers).
•The International reportable segment had 254 locations in the UK and Republic of Ireland as of November 1, 2025, and maintains an online retail presence for its principal brands, H.Samuel and Ernest Jones.
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
Overall performance - Third quarter Fiscal 2026
Signet’s total sales increased by 3.1% during the third quarter of Fiscal 2026 compared to the same period in Fiscal 2025. The Company saw positive same stores sales growth of 3.0% during the quarter, with growth in all major categories. The bridal and fashion categories continued to be led by our largest brands - Kay, Zales and Jared - and driven by our refined assortment strategy and a refined approach to pricing and promotion to respond to customer preferences, while services grew high single digits compared to prior year quarter on the strength of the extended service plan offerings. Merchandise average unit retail (“AUR”) increased overall as well, particularly in fashion, which offset an overall decline in units period over period. During the third quarter of Fiscal 2026, AUR was up 7.7% in the North America reportable segment and 3.0% in the International reportable segment compared to the third quarter of Fiscal 2025. AUR in North America was bolstered by a focus on our assortment strategy, particularly in lab-grown diamond (“LGD”) fashion, as well as the impact of higher gold prices. Same store sales in the International reportable segment were up 3.6% in the third quarter.
Refer to the “Results of Operations” section below for additional information on performance during the third quarter of Fiscal 2026.

Fiscal 2026 Outlook
The Company anticipates same store sales in the range of down 0.2% to up 1.75% for Fiscal 2026 including down 5.0% to up 0.5% in the fourth quarter. The fourth quarter estimate provides for variability in a measured consumer spending environment, as well as considers recent macro consumer trends since late October, including potential impacts from the government shutdown. The Company believes it is well positioned as it moves toward the Holiday Season, by having the right merchandise assortment at the right price points, while leveraging our marketing and brand equity to capitalize on consumer demand. The Company believes that it can build on its early progress under our Grow Brand Love strategy through distinct merchandise in both fashion and bridal, enhanced marketing, and unique customer experiences. The Company is being strategic with its marketing spend as well, by rebalancing channels to drive efficient reach and increasing spend during the 10 days leading into Christmas when jewelry gifting intent peaks. In addition, as previously discussed, we will continue to have an outsized focus on our three largest brands in the short term, while thoughtfully exploring ways the other brands in our portfolio can grow shareholder value.
The Company continues to closely monitor ongoing activities related to changes to US economic policy, including impacts from both taxes and tariffs. The second quarter of Fiscal 2026 saw significant activity on new tariff announcements on countries such as India and Italy, where the Company purchases significant amounts of merchandise and diamonds. We believe that we are now able to mitigate the majority of the higher tariffs through strategic sourcing initiatives by working with vendors to maximize production timing and country of origin, as well as by value engineering merchandise at the right price points. The Company believes that its well-balanced assortment and promotional cadence for the Holiday Season discussed above will continue to mitigate the impacts of the tariff environment and higher gold prices.
The Company also continues to evaluate the impacts of other macroeconomic factors on its business, such as inflation and the Russia-Ukraine and Middle East conflicts. As previously discussed, Signet operates quality control and technology centers in Israel, and to date, these operations have not been impacted by the geopolitical conflict in the Middle East. While the Company currently does not expect disruptions to its operations in Israel to have a material impact on the Company’s results of operations, the Company will continue to closely monitor this conflict and any impacts on its business, as well as its team members in Israel. Uncertainties exist that could impact the Company’s results of operations or cash flows in the future, such as competitive pricing pressure, including on lab-grown diamonds, impacts of the US government shut down on consumer spending, continued inflationary impacts (including, but not limited to, materials, labor, fulfillment and advertising costs), adverse shifts in consumer discretionary spending, slower than anticipated recovery of engagements, deterioration of consumer credit, supply chain disruptions to the Company’s business, the Company’s ability to recruit and retain qualified team members, and organized retail crime and its impact to mall traffic. See “Forward-Looking Statements” above as well as the “Risk Factors” section within Item 1A of Signet’s Fiscal 2025 Annual Report on Form 10-K.

RESULTS OF OPERATIONS
Comparison of Third Quarter Fiscal 2026 to Third Quarter Fiscal 2025

	Third Quarter				Year to Date
	Fiscal 2026		Fiscal 2025		Fiscal 2026		Fiscal 2025
(in millions)	$	% of sales	$	% of sales	$	% of sales	$	% of sales
Sales	$1,391.8	100.0%	$1,349.4	100.0%	$4,468.5	100.0%	$4,351.2	100.0%
Cost of sales	(873.0)	(62.7)	(864.1)	(64.0)	(2,759.0)	(61.7)	(2,727.2)	(62.7)
Gross margin	518.8	37.3	485.3	36.0	1,709.5	38.3	1,624.0	37.3
Selling, general and administrative expenses	(485.3)	(34.9)	(469.6)	(34.8)	(1,516.6)	(33.9)	(1,483.4)	(34.1)
Asset impairments, net	(1.5)	(0.1)	(0.7)	(0.1)	(84.9)	(1.9)	(169.3)	(3.9)
Other operating expense, net	(8.1)	(0.6)	(5.8)	(0.4)	(33.2)	(0.7)	(13.2)	(0.3)
Operating income (loss)	23.9	1.7	9.2	0.7	74.8	1.7	(41.9)	(1.0)
Interest (expense) income, net	(0.1)	—	(1.0)	(0.1)	0.6	—	10.0	0.2
Other non-operating income, net	1.4	0.1	0.2	—	0.5	—	2.0	—
Income (loss) before income taxes	25.2	1.8	8.4	0.6	75.9	1.7	(29.9)	(0.7)
Income taxes	(5.2)	(0.4)	(1.4)	(0.1)	(31.5)	(0.7)	(9.5)	(0.2)
Net income (loss)	$20.0	1.4%	$7.0	0.5%	$44.4	1.0%	$(39.4)	(0.9)%
Dividends on redeemable convertible preferred shares	—	—	(1.6)	nm	—	—	(96.8)	nm
Net income (loss) attributable to common shareholders	$20.0	1.4%	$5.4	0.4%	$44.4	1.0%	$(136.2)	(3.1)%
nm    Not meaningful.
Third quarter sales
Signet's total sales increased 3.1% year over year to $1.39 billion in the 13 weeks ended November 1, 2025. Same store sales increased 3.0%, compared to a decrease of 0.7% in the prior year quarter. These increases reflect the focus on the largest brands in both bridal and fashion, an enhanced assortment strategy, as well as growth in services. The improved assortment across the bridal and fashion categories led to an increase in AUR of approximately 7% compared to the prior year third quarter. These increases were negatively impacted by underperformance in the James Allen and Diamonds Direct brands in the third quarter compared to prior year third quarter.
E-commerce sales in the third quarter of Fiscal 2026 were $280.7 million, down $8.5 million or 2.9%, compared to $289.2 million in the prior year third quarter. This decrease was primarily due to underperformance in the James Allen brand noted above. E-commerce sales accounted for 20.2% of third quarter sales, a decrease compared to 21.4% of total sales in the prior year third quarter. Brick and mortar same store sales increased 4.7% from the prior year third quarter.
The breakdown of the third quarter sales performance by reportable segment is set out in the table below:

	Change from previous year
Third Quarter of Fiscal 2026	Same store sales	Non-same store sales, net	Total sales at constant exchange rate (1)	Exchange translation impact	Total sales as reported	Total reported sales (in millions)
North America reportable segment	3.0%	—%	3.0%	—%	3.0%	$1,299.4
International reportable segment	3.6%	(2.0)%	1.6%	2.8%	4.4%	87.0
Other reportable segment (2)	nm	nm	nm	nm	nm	5.4
Signet	3.0%	—%	3.0%	0.1%	3.1%	$1,391.8
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
nm Not meaningful.
As described above, AUR is an additional operating metric defined as merchandise product sales on a constant currency basis, net of discounts and promotions, divided by merchandise units. AUR is measured each period based on reported sales for the corresponding period presented.

North America sales
The North America reportable segment’s total sales were $1.30 billion compared to $1.26 billion in the prior year quarter, or an increase of 3.0%. Same store sales increased 3.0% compared to a decrease of 0.8% in the prior year quarter. These increases reflect the focus on the largest brands in both bridal and fashion, an enhanced assortment strategy, as well as growth in services. The improved assortment across the bridal and fashion categories drove strong AUR growth of 7.7% compared to the prior year third quarter. The number of units sold decreased 5.3% year over year, primarily driven by Banter. The overall increase was negatively impacted by the underperformance of the James Allen and Diamonds Direct brands as noted above.
International sales
The International reportable segment’s total sales increased 4.4%, or 1.6% at constant exchange rates, to $87.0 million compared to $83.3 million in the prior year quarter. The number of units sold decreased 3.0% and AUR increased 3.0% year over year. Same store sales increased 3.6% compared to an increase of 1.6% in the prior year quarter. The increase in total sales at constant exchange rates was slightly lower than the increase in same store sales due to store closures.
Year to date sales
Signet’s total sales increased 2.7% to $4.47 billion compared to $4.35 billion in the prior year. Signet’s same store sales increased 2.5%, compared to a decrease of 4.6% in the prior year. These increases were primarily driven by filling merchandise assortment gaps at key price points both in fashion and in bridal, particularly in the largest brands, which led to higher AUR compared to the prior year. Services also continued to grow year over year, primarily due to higher extended service arrangement attachment rates. These increases were unfavorably impacted by the same store sales decline in the James Allen and Diamonds Direct brands as described above.
E-commerce sales year to date were $937.0 million, down $22.4 million or 2.3%, compared to $959.4 million in the prior year. E-commerce sales accounted for 21.0% of year to date sales, down slightly from 22.0% of total sales in the prior year. The decrease in total e-commerce sales was driven by the underperformance in the James Allen brand noted above. Brick and mortar same store sales increased 3.8% from the prior period.
The breakdown of the year to date sales performance by reportable segment is set out in the table below:

	Change from previous year
Year to date Fiscal 2026	Same store sales	Non-same store sales, net	Total sales at constant exchange rate (1)	Exchange translation impact	Total sales as reported	Total reported sales (in millions)
North America reportable segment	2.4%	—%	2.4%	—%	2.4%	$4,176.6
International reportable segment	2.9%	(1.7)%	1.2%	3.6%	4.8%	258.9
Other reportable segment (2)	nm	nm	nm	nm	nm	33.0
Signet	2.5%	—%	2.5%	0.2%	2.7%	$4,468.5
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
nm Not meaningful.
North America sales
The North America reportable segment’s total sales were $4.18 billion compared to $4.08 billion in the prior year, up 2.4%. This increase was primarily driven by the improvements previously noted, specifically within the three largest brands and increased fashion LGD penetration, partially offset by the underperformance of the James Allen and Diamonds Direct brands. Same store sales increased 2.4% compared to a decrease of 4.9% in the prior year. North America’s AUR increased 8.7% compared to the prior year, while the number of units decreased 6.5%.
International sales
The International reportable segment’s total sales increased 4.8% to $258.9 million compared to $247.0 million in the prior year. Total sales at constant exchange rates increased 1.2%. The number of units sold decreased 3.0% and AUR increased 4.3% over prior year.
Gross margin
In the third quarter of Fiscal 2026, gross margin was $518.8 million or 37.3% of sales compared to $485.3 million or 36.0% of sales in the prior year quarter. For the 39 weeks ended November 1, 2025, gross margin was $1.7 billion or 38.3% of sales compared to $1.6 billion or 37.3% of sales in the prior year comparable period. Gross margin increased in total dollars and as a percentage of sales for both the 13 and 39 weeks ended November 1, 2025 reflecting merchandise margin expansion driven by higher AUR in fashion and bridal, as discussed above, as well as growth in services and refined pricing and assortment strategies, all while navigating pressure from tariffs and notable increases in gold prices. Improved leverage from occupancy and efficiencies in distribution, including accelerating scrap recovery to take advantage of higher gold prices, also continued to favorably impact overall gross margin.
Selling, general and administrative expenses (“SG&A”)
In the third quarter of Fiscal 2026, SG&A was $485.3 million or 34.9% of sales compared to $469.6 million or 34.8% of sales in the prior year quarter. SG&A as a percentage of sales was nearly flat, despite a 70 basis point negative impact from higher incentive compensation, and reflects more efficient marketing spend and store labor planning, as well as favorability in transaction fee costs. For the 39 weeks ended November 1, 2025, SG&A was $1.5 billion or 33.9% of sales compared to $1.5 billion or 34.1% of sales in the prior year comparable period. The decrease in SG&A as a percentage of sales for the 39 weeks ended November 1, 2025 was primarily driven by reorganization savings and disciplined expense management, partially offset by higher incentive compensation and change management costs for the reorganization.
Asset impairments, net
For the 13 and 39 weeks ended November 1, 2025, the Company recorded non-cash, pre-tax impairment charges of $1.5 million and $84.9 million, respectively, compared to charges of $0.7 million and $169.3 million in the 13 and 39 weeks ended November 2, 2024, respectively. For the 13 weeks ended November 1, 2025 and November 2, 2024, asset impairments were related to the impairment of long-lived assets and cloud computing assets. For the 39 weeks ended November 1, 2025, $69.6 million of the charges related to impairment of goodwill and indefinite-lived trade names primarily related to the Digital brands, and $15.3 million related to the impairment of long-lived assets and cloud computing arrangements. For the 39 weeks ended November 2, 2024, $166.0 million of the charges related to impairment of goodwill and indefinite-lived trade names for Diamonds Direct and the Digital brands, and $3.3 million related to the impairment of long-lived assets. See Note 12 and Note 18 for additional information.
Other operating expense, net
In the third quarter of Fiscal 2026, other operating expense was $8.1 million, compared to $5.8 million in the prior year quarter. For the 39 weeks ended November 1, 2025, other operating expense was $33.2 million, compared to $13.2 million in the prior year comparable period. The 13 and 39 weeks ended November 1, 2025 primarily included restructuring and related charges of $4.3 million and $26.1 million, respectively, related to the actions under the Company’s new corporate strategy, Grow Brand Love. The 13 and 39 weeks ended November 2, 2024 primarily included restructuring and related charges of $5.2 million and $11.0 million. See Note 17 and Note 18 for additional information.
Operating income (loss)
For the third quarter of Fiscal 2026, operating income was $23.9 million, or 1.7% of sales, compared to $9.2 million or 0.7% of sales in the prior year quarter. For the 39 weeks ended November 1, 2025, operating income was $74.8 million or 1.7% of sales compared to an operating loss of $41.9 million or (1.0)% of sales in the prior year comparable period. The increase in operating income for both the 13 and 39 weeks ended November 1, 2025 was primarily driven by stronger sales performance and gross margins as described above, as well as lower goodwill and indefinite-lived intangible asset impairment charges taken in the current year, partially offset by higher restructuring costs.
North America operating income
In the third quarter, operating income in the North America reportable segment was $44.1 million, or 3.4% of segment sales, and includes $1.5 million of asset impairment charges primarily related to long-lived assets and cloud computing assets and $3.1 million of restructuring and related charges. In the prior year quarter, operating income in the North America reportable segment was $24.1 million, or 1.9% of segment sales, and included $5.4 million of restructuring and related charges and $0.8 million of asset impairment charges primarily related to long-lived assets.
In the 39 weeks ended November 1, 2025, operating income in the North America reportable segment was $150.1 million or 3.6% of segment sales, and includes $84.9 million of asset impairment charges primarily related to goodwill and indefinite-lived intangible assets and $15.0 million of restructuring and related charges. In the 39 weeks ended November 2, 2024, operating income in the North America reportable segment was $30.1 million, or 0.7% of segment sales, and included $169.0 million of asset impairment charges primarily related to goodwill and indefinite-lived intangible assets and $6.2 million of restructuring and related charges.
International operating income
In the third quarter, operating loss in the International reportable segment was $6.4 million, or (7.4)% of segment sales and includes $2.1 million of losses from the previously announced divestiture of the UK prestige watch business and $0.3 million of restructuring and related charges. In the prior year quarter, operating loss in the International reportable segment was $3.7 million, or (4.4)% of segment sales, and included $0.4 million of restructuring and related charges.
In the 39 weeks ended November 1, 2025, operating loss in the International reportable segment was $15.6 million, or (6.0)% of segment sales and includes $2.1 million of losses from the previously announced divestiture of the UK prestige watch business and $0.4 million of restructuring and related charges. In the 39 weeks ended November 2, 2024, operating loss in the International reportable segment was $20.9 million, or (8.5)% of segment sales, and included $5.4 million of restructuring charges and $2.5 million of net losses from the previously announced divestiture of the UK prestige watch business.

Corporate and unallocated expenses
In the third quarter, corporate and unallocated expenses were $13.8 million, compared to $9.6 million in the prior year quarter. In the 39 weeks ended November 1, 2025, corporate and unallocated expenses were $55.4 million, compared to $43.8 million in the prior year comparable period. These increases were driven primarily by higher incentive compensation year over year discussed above. The Company incurred restructuring and related charges of $0.9 million and $10.7 million during the 13 and 39 weeks ended November 1, 2025, respectively. During the 13 and 39 weeks ended November 2, 2024, the Company incurred $0.8 million of leadership transition costs.
Interest (expense) income, net
For the 13 and 39 weeks ended November 1, 2025, net interest expense was $0.1 million and net interest income was $0.6 million, respectively, compared to net interest expense of $1.0 million and net interest income of $10.0 million in the 13 and 39 weeks ended November 2, 2024, respectively. The decrease in net interest expense for the current year quarter was the result of borrowings on the ABL in prior third quarter compared to no borrowings in the current year. For the year to date period, the lower interest income was the result of lower cash balances earning interest as compared with the prior year comparable periods, primarily due to common share repurchases and the cash used during Fiscal 2025 for Preferred Shares retirement and repayment of the Senior Notes.
Income taxes
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
In the third quarter of Fiscal 2026, income tax expense was $5.2 million, with an effective tax rate (“ETR”) of 20.6%, compared to income tax expense of $1.4 million, with an ETR of 16.7%, in the prior year comparable period. Signet was not subject to income tax in Bermuda prior to Fiscal 2026. On December 27, 2023, Bermuda enacted a 15% corporate income tax that is effective for the Company beginning with Fiscal 2026.
The ETR for the third quarter of Fiscal 2026 was higher than the Bermuda corporate income tax rate, primarily as a result of the unfavorable impact of foreign rate differences (primarily in the US). The ETR for the third quarter of Fiscal 2025 was different than the US federal income tax rate, primarily due to the favorable impacts of foreign rate differences and benefits from global reinsurance arrangements.
In the 39 weeks ended November 1, 2025, income tax expense was $31.5 million, with an ETR of 41.5%, compared to income tax expense of $9.5 million, with an ETR of (31.8)% in the prior year comparable period. The ETR for the period was higher than the Bermuda corporate income tax rate primarily as a result of the unfavorable impact of foreign rate differences (primarily in the US) and unfavorable discrete tax items recognized, including non-deductible goodwill impairment charges of $53.6 million and the tax shortfall for share-based compensation which vested during the year of $0.6 million. The year to date ETR in the prior year comparable period was different than the US federal income tax rate, primarily as a result of discrete tax items recognized in the 39 weeks ended November 2, 2024, including impairment charges of $166 million, of which $123 million related to non-deductible goodwill, and the excess tax benefit for share-based compensation which vested during the year of $5.0 million. These discrete impacts were partially offset by the favorable impact of foreign rate differences and benefits from global reinsurance arrangements.
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

(in millions)	November 1, 2025	February 1, 2025	November 2, 2024
Cash and cash equivalents	$234.7	$604.0	$157.7
Less: Long-term debt	—	—	(253.0)
Net cash (debt)	$234.7	$604.0	$(95.3)
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

	13 weeks ended		39 weeks ended
(in millions)	November 1, 2025	November 2, 2024	November 1, 2025	November 2, 2024
Net cash provided by (used in) operating activities	$31.0	$(75.4)	$(58.0)	$(189.8)
Capital expenditures	(32.5)	(63.1)	(93.1)	(114.4)
Free cash flow	$(1.5)	$(138.5)	$(151.1)	$(304.2)
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

	13 weeks ended		39 weeks ended
(in millions)	November 1, 2025	November 2, 2024	November 1, 2025	November 2, 2024
Net income (loss)	$20.0	$7.0	$44.4	$(39.4)
Income taxes	5.2	1.4	31.5	9.5
Interest expense (income), net	0.1	1.0	(0.6)	(10.0)
Depreciation and amortization	36.9	36.1	110.9	110.6
Amortization of unfavorable contracts	(0.5)	(0.5)	(1.4)	(1.4)
EBITDA	$61.7	$45.0	$184.8	$69.3
Other non-operating income, net	(1.4)	(0.2)	(0.5)	(2.0)
Share-based compensation	7.2	2.1	20.9	20.4
Other accounting adjustments
Asset impairments (1)	1.7	0.4	84.7	168.5
Restructuring and related charges (2)	4.3	5.8	26.1	11.6
Loss on divestitures, net (3)	2.1	—	2.1	2.5
Integration-related expenses (4)	—	—	—	1.1
Leadership transition costs (5)	—	0.8	—	0.8
Adjusted EBITDA	$75.6	$53.9	$318.1	$272.2
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
(5)    Primarily includes professional fees incurred for the search for the Company’s CEO.
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

	13 weeks ended		39 weeks ended
(in millions)	November 1, 2025	November 2, 2024	November 1, 2025	November 2, 2024
Operating income (loss)	$23.9	$9.2	$74.8	$(41.9)
Asset impairments (1)	1.7	0.4	84.7	168.5
Restructuring and related charges (2)	4.3	5.8	26.1	11.6
Loss on divestitures, net (3)	2.1	—	2.1	2.5
Integration-related expenses (4)	—	—	—	1.1
Leadership transition costs (5)	—	0.8	—	0.8
Adjusted operating income	$32.0	$16.2	$187.7	$142.6

Operating margin	1.7%	0.7%	1.7%	(1.0)%
Adjusted operating margin	2.3%	1.2%	4.2%	3.3%
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
(5)    Primarily includes professional fees incurred for the search for the Company’s CEO.
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

	13 weeks ended		39 weeks ended
	November 1, 2025	November 2, 2024	November 1, 2025	November 2, 2024
Diluted EPS	$0.49	$0.12	$1.06	$(3.07)
Asset impairments (1)	0.04	0.01	2.03	3.80
Restructuring and related charges (2)	0.10	0.13	0.62	0.26
Loss on divestitures, net (3)	0.05	—	0.05	0.06
Integration-related expenses (4)	—	—	—	0.02
Leadership transition costs (5)	—	0.02	—	0.02
Tax impact of items above	(0.05)	(0.04)	(0.35)	(0.35)
Deemed dividend on redemption of Preferred Shares (6)	—	—	—	1.92
Dilution effect (7)	—	—	—	(0.04)
Adjusted diluted EPS	$0.63	$0.24	$3.41	$2.62
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
(5)    Primarily includes professional fees incurred for the search for the Company’s CEO.
(6)    As described in Note 5, the Company recorded a deemed dividend to net income (loss) attributable to common shareholders of $85.2 million in the first quarter of Fiscal 2025, which represents the excess of the conversion value of the Preferred Shares over their carrying value upon redemption and includes $1.6 million of related expenses.
(7)    Adjusted diluted EPS for the 39 weeks ended November 2, 2024 was calculated using 45.9 million diluted weighted average common shares outstanding. The additional dilutive shares were excluded from the calculation of GAAP diluted EPS as their effect was antidilutive. Refer to Note 7 for additional information.
LIQUIDITY AND CAPITAL RESOURCES
Overview
The Company’s primary sources of liquidity are cash on hand, cash provided by operations and availability under its senior secured asset-based revolving credit facility (the “ABL”). As of November 1, 2025, the Company had $234.7 million of cash and cash equivalents and no outstanding borrowings on the ABL. The available borrowing capacity on the ABL was $1.2 billion as of November 1, 2025.
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
Invest in organic growth
The strategic imperatives of the Company’s Grow Brand Love transformation strategy have been designed to accelerate growth by building on a strong core foundation to create shareholder value. The Company will focus on increasing market share in core areas such as Bridal, while expanding into categories like self-purchase and gifting. In order to achieve these goals, the Company has reorganized strategic areas of our business such as marketing and sourcing to streamline operations, increase efficiencies, improve accountability and reduce costs. This reorganization, which is substantially complete, has already begun to enable our new go-to-market strategies and contribute towards our efforts to strengthen our brand portfolio. We are also optimizing our real estate footprint to support the positioning of our brands and modernizing our stores through capital improvements. These real estate initiatives will include the closure of underperforming stores, repositioning stores out of declining venues, renovation of stores and an increased focus on transference from closed locations to capitalize on brand equity across the portfolio. The Company invested $153.0 million for capital expenditures in Fiscal 2025 and has planned for capital expenditures of up to $160 million in Fiscal 2026, reflecting primarily investments in new stores and renovations as described above, as well as additional digital and technology advancements.
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
Returning capital to shareholders
The Company remains committed to its goal of returning cash to shareholders, which includes being a dividend growth company. For the fourth year in a row Signet has increased its quarterly common dividend, from $0.29 per share in Fiscal 2025 to $0.32 per share beginning in Fiscal 2026. The Company also remains focused on common share repurchases under its 2017 Program. In March 2024, the Board approved a further $200 million increase to the multi-year authorization under the 2017 Program. The Company has repurchased $178.2 million of common shares to date in Fiscal 2026, with $544.9 million of shares authorized for repurchase remaining as of November 1, 2025. See Note 6 for additional information related to the common share repurchases.

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
Summary cash flow
The following table provides a summary of Signet’s cash flow activity for Fiscal 2026 and Fiscal 2025:

	39 weeks ended
(in millions)	November 1, 2025	November 2, 2024
Net cash used in operating activities	$(58.0)	$(189.8)
Net cash used in investing activities	(95.1)	(121.0)
Net cash used in financing activities	(224.1)	(908.5)
Decrease in cash and cash equivalents	$(377.2)	$(1,219.3)

Cash and cash equivalents at beginning of period	$604.0	$1,378.7
Decrease in cash and cash equivalents	(377.2)	(1,219.3)
Effect of exchange rate changes on cash and cash equivalents	7.9	(1.7)
Cash and cash equivalents at end of period	$234.7	$157.7
Operating activities
Net cash used in operating activities was $58.0 million during the 39 weeks ended November 1, 2025 compared to $189.8 million in the prior year comparable period. The change in operating cash flows compared to prior year was primarily driven by higher gross profit, lower cash paid for taxes and better working capital efficiency in the current year period. The significant movements in operating cash flows are further described below:
•Net income was $44.4 million compared to net loss of $39.4 million in the prior year period, an increase of $83.8 million. This increase was primarily the result of higher gross profit in the current year period and non-cash asset impairment charges of $169.3 million recorded in the prior year period, partially offset by non-cash asset impairment charges of $84.9 million and restructuring and related charges of $26.1 million recorded in Fiscal 2026.
•The change in current income taxes was a use of $37.5 million in the current period compared to a use of $92.4 million in the prior year. The current year use was primarily the result of net income tax payments of $67.5 million, compared to net income tax payments of $100.0 million in the prior year period.
•Cash used by inventory was $155.0 million, compared to a use of $189.5 million in the prior year, reflecting seasonal replenishment of inventories following the fourth quarter of both fiscal years, and showed improvement year over year due to lower inventory levels, despite increases in gold prices and higher tariffs.
•Cash used by accounts payable was $105.3 million compared to a use of $101.5 million in the prior year period. Accounts payable is historically a use of cash in the first quarter, as the Company pays down invoices due from prior Holiday Season merchandise purchases.
•Cash used by accrued expenses and other liabilities was $11.3 million, compared to a use of $45.9 million in the prior year period. The difference to the prior year comparable period is primarily due to timing of advertising payments year over year.

Investing activities
Net cash used in investing activities for the 39 weeks ended November 1, 2025 was $95.1 million compared to a use of $121.0 million in the prior year period. Cash used in Fiscal 2026 was primarily related to capital expenditures of $93.1 million, compared to $114.4 million in Fiscal 2025. Capital expenditures are associated with new stores, remodels of existing stores, and capital investments in digital and IT. Signet has planned Fiscal 2026 capital expenditures of up to $160 million.
Stores opened and closed in the 39 weeks ended November 1, 2025:

	February 1, 2025	Openings	Closures	November 1, 2025
North America segment (1)	2,379	11	(37)	2,353
International segment (1)	263	—	(9)	254
Signet	2,642	11	(46)	2,607
(1)    The net change in selling square footage for Fiscal 2026 for the North America and International segments was (0.6%) and (2.7%), respectively.
Financing activities
Net cash used in financing activities for the 39 weeks ended November 1, 2025 was $224.1 million, consisting of the repurchase of $178.2 million of common shares, common share dividends paid of $38.9 million and payments for withholding taxes related to the settlement of the Company’s share-based compensation awards of $7.0 million.
Net cash used in financing activities for the 39 weeks ended November 2, 2024 was $908.5 million, primarily consisting of the repurchase of the Preferred Shares of $812.9 million, the repayment of the Senior Notes of $147.8 million, the repurchase of $113.8 million of common shares, preferred and common share dividends paid of $54.5 million and payments for withholding taxes related to the settlement of the Company’s share-based compensation awards of $28.2 million, partially offset by ABL borrowings of $253.0 million.
Movement in cash and indebtedness
Cash and cash equivalents at November 1, 2025 were $234.7 million compared to $157.7 million as of November 2, 2024. The increase year over year was primarily driven by cash flow from operations described above, resulting in stronger performance and working capital efficiency during the past year, offset partially by common share repurchases. Signet holds cash and cash equivalents at a number of large, highly-rated financial institutions. The amount held at each financial institution takes into account the credit rating and size of the financial institution and is held for short-term durations.
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
The Company had no outstanding debt as of November 1, 2025, nor where there any borrowings on the ABL to date in Fiscal 2026. Available borrowing capacity under the ABL was $1.2 billion as of November 1, 2025.
In the prior year comparable period, there was $253.0 million of debt outstanding as of November 2, 2024, consisting entirely of borrowings on the ABL. As further described in Note 15, the Company fully repaid the Senior Notes upon maturity in the second quarter of Fiscal 2025 using cash on hand.
Net cash was $234.7 million as of November 1, 2025 compared to net debt of $95.3 million as of November 2, 2024. Refer to the non-GAAP measures section discussed above for the definition of net cash (debt) and reconciliation to its most comparable financial measure presented in accordance with GAAP.
As of November 1, 2025, February 1, 2025 and November 2, 2024, the Company was in compliance with all debt covenants.
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
As a portion of the International reportable segment’s purchases are denominated in US dollars and its net cash flows are in British pounds, Signet’s policy is to enter into forward foreign currency exchange contracts and foreign currency swaps to manage the exposure to the US dollar. Signet also enters into derivative transactions to hedge a portion of forecasted merchandise purchases using commodity forward purchase contracts or options. Additionally, the North America reportable segment enters into forward foreign currency exchange contracts to manage the currency fluctuations associated with the Company’s Canadian operations. These contracts are entered into with large, reputable financial institutions, thereby minimizing the credit exposure from the Company’s counterparties.
Signet has significant amounts of cash and cash equivalents held at several financial institutions. The amounts held at each financial institution takes into account the long-term credit rating and size of the financial institution. The interest rates earned on cash and cash equivalents will fluctuate in line with short-term interest rates.

Signet’s market risk profile as of November 1, 2025 has not materially changed since February 1, 2025. The market risk profile as of February 1, 2025 is disclosed in Signet’s Annual Report on Form 10-K, filed with the SEC on March 19, 2025.
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
Management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures in accordance with Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on such evaluation, the principal executive officer and principal financial officer have concluded that such disclosure controls and procedures were effective as of November 1, 2025.
Changes in internal control over financial reporting
There were no changes to the Company’s internal control over financial reporting during the third quarter of Fiscal 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Repurchases of equity securities
The following table contains the Company’s repurchases of common shares in the third quarter of Fiscal 2026:

Period	Total number of shares purchased	Average price paid per share (1)	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
August 3, 2025 to August 30, 2025	—	$—	—	$573,364,533
August 31, 2025 to September 27, 2025	170,317	$93.17	170,317	$557,495,570
September 28, 2025 to November 1, 2025	130,602	$96.27	130,602	$544,923,002
Total	300,919	$94.52	300,919	$544,923,002
(1)    The average price paid per share excludes commissions paid of $5,449 in connection with the repurchases made under the 2017 Share Repurchase Program.

ITEM 5. OTHER INFORMATION
Rule 10b5-1 Trading Arrangements
During the third quarter of Fiscal 2026, the following officer of the Company, as defined in Rule 16-1(f), adopted a Rule 10b5-1 Trading Arrangement (as defined in Item 408(a) of Regulation S-K) to sell common shares:

Name	Title	Adoption Date	Expiration Date (1)	Maximum aggregate number of shares to be sold
Stash Ptak	Chief Legal, Compliance and Risk Officer	October 3, 2025	April 6, 2026	3,000
(1)    The plan will expire on the date represented in the table or upon the earlier completion of all transactions contemplated under the arrangement.
The trading arrangement noted above is intended to satisfy the affirmative defense in Rule 10b5-1(c). No other directors or officers of the Company have adopted, modified, or terminated a Rule 10b5-1 Trading Arrangement or Non-Rule 10b5-1 Trading Arrangement (as each term is defined in Item 408(a) of Regulation S-K) during the third quarter of Fiscal 2026.

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

Signet Jewelers Limited

Date:	December 5, 2025	By:	/s/ Joan M. Hilson
		Name:	Joan M. Hilson
		Title:	Chief Operating and Financial Officer (Principal Financial Officer)