Form 10-K
period 2026-01-31
SIGNET JEWELERS LTD
filed 2026-03-19
CIK 832988

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended January 31, 2026

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes   ☐     No   ☒
The aggregate market value of voting common shares held by non-affiliates of the Registrant (based upon the closing sales price quoted on the New York Stock Exchange) as of August 2, 2025 was $3,054,140,516.
Number of common shares outstanding on March 13, 2026: 40,067,774.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s proxy statement for its 2026 annual meeting of shareholders which will be filed with the Securities and Exchange Commission within 120 days after January 31, 2026 are incorporated by reference into Part III.

SIGNET JEWELERS LIMITED
FISCAL 2026 ANNUAL REPORT ON FORM 10-K

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
Throughout this Annual Report on Form 10-K, financial data has been prepared in accordance with accounting principles generally accepted in the US (“GAAP”). However, Signet provides certain additional non-GAAP measures in order to assist investors in evaluating historical trends and current period performance of the business. Additional information related to the definition and purpose of each non-GAAP measure used can be found in Item 7.
Fiscal year, fourth quarter and Holiday Season
Signet’s fiscal year ends on the Saturday nearest to January 31. As used herein, “Fiscal 2027”, “Fiscal 2026”, “Fiscal 2025”, and “Fiscal 2024” refer to the 52-week period ending January 30, 2027, the 52-week periods ended January 31, 2026, and February 1, 2025, and the 53-week period ended February 3, 2024, respectively. Fourth quarter references relate to the 13 weeks ended January 31, 2026 (“fourth quarter”) and February 1, 2025 (“prior year fourth quarter”).
As used herein, the “Holiday Season” consists of results for the months of November and December.
FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains statements which are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based upon management's beliefs and expectations as well as on assumptions made by and data currently available to management, appear in a number of places throughout this document and include statements regarding, among other things, results of operations, financial condition, liquidity, prospects, growth, strategies and the industry in which we operate. The use of the words "guidance," "expects," "continue," "intends," "anticipates," "enhance," "estimates," "predicts," "believes," "should," "potential," "may," "preliminary," "forecast," "objective," "opportunity," "plan," "progress," "strategy," "target," or "will" and other similar expressions are intended to identify forward-looking statements. These forward-looking statements are not guarantees of future performance and are subject to a number of risks and uncertainties which could cause the actual results to not be realized, including, but not limited to: executing or optimizing major business or strategic initiatives, such as expansion of the services business or realizing the benefits of our restructuring plans or transformation strategies, including those that the Company may develop in the future; attracting and retaining key executive talent during periods of leadership transition, such as the recent changes in our senior leadership from the reorganization under our Grow Brand Love strategy; the failure to adequately mitigate the impact of existing tariffs and/or the imposition of additional duties, tariffs, taxes and other charges or other barriers to trade or impacts from trade relations; impacts of US government shutdowns, including recent disruptions to travel and related consumer activity resulting from interruptions to agencies such as the Transportation Security Administration and the Department of Homeland Security, on consumer spending; difficulty or delay in executing or integrating an acquisition; the impact of the conflicts in the Middle East on financial markets and consumer spending, such as from the impact of higher oil and gas prices, as well as on our operations of our quality control and technology centers in Israel; the negative impacts that public health crisis, disease outbreak, epidemic or pandemic has had, and could have in the future, on our business, financial condition, profitability and cash flows; risks relating to shifts in consumer spending away from the jewelry category or away from the cultural customs of expressing commitments through engagements and weddings; trends toward more experiential purchases such as travel; general economic or market conditions, including impacts of inflation or other pricing environment factors on our merchandise costs or other operating costs; a prolonged slowdown in the growth of the jewelry market or a recession in the overall economy; financial market risks; a decline in consumer discretionary spending or deterioration in consumer financial position; disruptions in our supply chain; our ability to attract and retain labor; changes to regulations relating to customer credit; disruption in the availability of credit for customers and customer inability to meet credit payment obligations, which has occurred and may continue to deteriorate; our ability to achieve the benefits related to the outsourcing of the credit portfolio, including due to technology disruptions and/or disruptions arising from changes to or termination of the relevant outsourcing agreements, as well as a potential increase in credit costs due to the current interest rate environment; deterioration in the performance of individual businesses or of the Company’s market value relative to its book value, resulting in further impairments of long-lived assets or intangible assets or other adverse financial consequences; the volatility of our stock price; the impact of financial covenants, credit ratings or interest volatility on our ability to borrow; our ability to maintain adequate levels of liquidity for our cash needs, including debt obligations, payment of dividends, planned share repurchases (including execution of accelerated share repurchases and the payment of related excise taxes) and capital expenditures as well as the ability of our customers, suppliers and lenders to access sources of liquidity to provide for their own cash needs; potential regulatory changes; future legislative and regulatory requirements in the US and globally relating to climate change, including any new climate related disclosure or compliance requirements, such as those issued in the state of California; exchange rate fluctuations; the cost, availability of and demand for diamonds, gold and other precious metals, including any impact on the global market supply of diamonds due to the ongoing conflicts in the Middle East, the potential sale or divestiture of the De Beers Diamond Company and its natural diamond mining operations by parent company Anglo-American plc, and the ongoing Russia-Ukraine conflict or related sanctions; stakeholder reactions to disclosure regarding the source and use of certain minerals; scrutiny or detention of goods produced in certain territories resulting from trade restrictions; seasonality of our business; the merchandising, pricing and inventory policies followed by us and our ability to manage inventory levels; our relationships with suppliers including the ability to continue to utilize extended payment terms and the ability to obtain merchandise that customers wish to purchase; the level of competition and promotional activity in the jewelry sector; our ability to optimize our multi-year strategy to gain market share, expand and improve existing services, innovate and achieve sustainable, long-term growth; the maintenance and continued innovation of our OmniChannel retailing and ability to increase digital sales, as well as management of digital marketing costs; failure to anticipate and keep pace with changing fashion trends; changes in the costs, retail prices, supply and consumer acceptance of, and demand for gem quality lab-grown diamonds and adequate identification of the use of substitute products in our jewelry; ability to execute successful marketing programs and manage social media; the ability to optimize our real estate footprint, including operating in attractive trade areas and effectively monitoring changes in consumer traffic in mall locations; the performance of and ability to recruit, train, motivate and retain qualified team members - particularly store associates in regions experiencing low unemployment rates; management of social, ethical and environmental risks; ability to deliver on our corporate sustainability goals or our environmental, social and governance goals; the reputation of Signet and its brands; inadequacy in and disruptions to internal controls and systems, including related to the migration to new information technology systems which impact financial reporting; risks associated with the Company’s and its third-party service providers’ use of artificial intelligence; security breaches and other disruptions to our or our third-party providers’ information technology infrastructure and databases; an adverse development in legal or regulatory proceedings or tax matters, including any new claims or litigation brought by employees, suppliers, consumers or shareholders, regulatory initiatives or investigations, assessments or penalties levied by tax authorities, and ongoing compliance with regulations and any consent orders or other legal or regulatory decisions; failure to comply with labor regulations; collective bargaining activity; changes in corporate taxation rates, laws, rules or practices in the US and other jurisdictions in which our subsidiaries are incorporated, including developments related to the tax treatment of companies engaged in internet commerce or deductions associated with payments to foreign related parties that are subject to a low effective tax rate; risks related to international laws and Signet being domiciled in Bermuda; risks relating to the outcome of pending litigation; our ability to protect our intellectual property or assets including cash which could be affected by failure of a financial institution or conditions affecting the banking system and financial markets as a whole; changes in assumptions used in making accounting estimates relating to items such as extended service plans or asset impairments; or the impact of weather-related incidents, natural disasters, organized crime or theft, increased security costs, strikes, protests, riots or terrorism, or acts of war (including the ongoing Russia-Ukraine and conflicts in the Middle East).
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

PART I
ITEM 1. BUSINESS
PURPOSE & STRATEGY
Signet’s Purpose is Inspiring Love, with the mission to enable individuals to “celebrate life and express love”. The Company's new vision, announced in Fiscal 2026, is to “Create an influential community of distinct jewelry brands, designs, and experiences for every significant milestone, every special moment, every expression of self, every kind of love, every day.” Signet aims to lead innovation and market share in the jewelry category, expanding its market presence and achieving profitable growth by fostering brand loyalty through emotional and engaging customer connections while fully leveraging the benefits of our scale.
Signet introduced the Grow Brand Love strategy in Fiscal 2026 in connection with our new vision. This transformative approach focuses on positioning the Company for balanced and sustainable organic growth by building on our strong core foundation to create shareholder value. Grow Brand Love emphasizes style and product innovation, captivating experiences, and brand loyalty while harnessing centralized core capabilities. This strategic framework launched with three imperatives: Shifting from Banners to Brand Mindset; Growing our Core Business and Expanding to Adjacent Categories; and Organizational Realignment to Accelerate Strategy Execution. The first year of Grow Brand Love returned the business to growth, a result we look to continue going forward. In Fiscal 2027, those imperatives will evolve into Shaping Distinct and Coveted Brands; Unlocking Portfolio Value; and Strengthening our Operating Model.
Below is a summary of the goals within each of the three strategic imperatives under Grow Brand Love:
Shaping Distinct and Coveted Brands aims to leverage the strong brand recognition of Signet’s businesses, focusing on how brand experience resonates within assortment, product designs and collaborations, and marketing that is expressed distinctly by channel, with the goal of increasing customer consideration. Aligned with our sharpened go-to-market brand strategies, we aim to create a captivating and modern shopping experience for our customers, both in-store and online. The focus will be on reflecting each brand’s identity through new store designs, product innovations, and by leveraging a customer-centric e-commerce redesign for a more curated experience. Additionally, we will further align our real estate footprint to support each brand proposition and modernize stores through capital improvements. We believe the combination of these efforts will build brand equity to drive emotional connections rather than primarily relying on promotion.
Unlocking Portfolio Value focuses on leveraging Signet’s strengths in scale and industry expertise, including improving inventory turnover, managing exposure to tariff and commodity price volatility and enhancing pricing architecture in each brand. Targeting consolidated sourcing and pricing efficiencies works to protect and expand margins. Tenured jewelry expertise provides Signet the opportunity to educate customers on the differences between timeless stores of value, such as natural diamonds, as well as industry innovations like lab-grown diamonds (“LGD”). Education builds customer trust and, ultimately, builds brand equity.
Strengthening our Operating Model involves cost diligence and accountability across the organization. This includes brand portfolio optimization – both customer facing and within support functions. For example, the transition of the James Allen and Rocksbox brands into proprietary collections within remaining brands, furthering footprint optimization as Signet limits exposure to declining malls, and organizational improvements that drive higher performing teams.
We believe that this Grow Brand Love framework has established a foundation for Signet to support sustainable organic growth, as well as create shareholder value and a high-performing organization for the future.
2030 Corporate Sustainability Goals
As a company with a Board-level Governance Nominations & Sustainability Committee focused on its corporate sustainability and a Purpose-inspired business strategy, Signet seeks to create business and stakeholder value through the pursuit of sustainable business practices, including the Company’s award-winning open-source Signet Responsible Sourcing Protocol. To that end, the Company’s 2030 Corporate Sustainability Goals (“CSGs”) and its business strategy seek to be mutually reinforcing, further strengthening Signet’s Corporate Citizenship and Sustainability leadership across the jewelry category value chain.
The Company’s CSGs are aligned with the United Nations (“UN”) Sustainable Development Goals in areas where Signet can have the most impact. Signet is a member of the UN Global Compact and adheres to its principles-based approach to responsible business. The Signet Leadership Team is engaged to provide governance and accountability for the Company’s CSGs with leaders throughout the Company engaged in the Company’s sustainability efforts. Brand leaders as well as functional leaders in Corporate Communications & Sustainability, Finance, Human Resources, Information Security, Digital & Technology, Legal, Marketing, Merchandising and Supply Chain are responsible for achieving short-term and long-term goals. Signet released its annual update on CSGs in its Fiscal 2025 Corporate Citizenship and Sustainability report published in June 2025.
For more information about Signet’s Citizenship & Sustainability strategy and programs, please refer the Company’s corporate website at www.signetjewelers.com/sustainability which is not, and shall not be deemed to be, a part of this Form 10-K or incorporated into any of our other filings made with the US Securities and Exchange Commission (the “SEC”).

OVERVIEW
Signet is a specialty jewelry retailer incorporated in Bermuda. The Company operated 2,582 retail locations as of January 31, 2026, which when combined with the Company’s digital capabilities, provides customers the opportunity to use both online and in-store experiences as part of their shopping journey. Signet manages its business by geography, a description of which follows:
•The North America reportable segment operated nine brands through both online and brick and mortar retail operations. The segment had 2,238 locations in the US and 91 locations in Canada as of January 31, 2026.
◦In the US, the segment operated under the following brands: Kay (Kay Jewelers and Kay Outlet); Zales (Zales Jewelers and Zales Outlet); Jared (Jared Jewelers and Jared Vault); Banter by Piercing Pagoda; Diamonds Direct; Rocksbox; and Digital brands, James Allen and Blue Nile.
◦In Canada, the segment operated under the Peoples brand (Peoples Jewellers).
•The International reportable segment had 253 locations in the UK and Republic of Ireland as of January 31, 2026, and maintained an online retail presence for its brands, H.Samuel and Ernest Jones.
Certain Company activities are managed in the “Other” reportable segment for financial reporting purposes, primarily the Company’s diamond sourcing operation and diamond polishing factory in Botswana. See Note 5 of Item 8 for additional information regarding the Company’s reportable segments.
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
Signet believes its competitive advantages include strong awareness for each brand, superior customer experience, branded differentiated and exclusive merchandise, data-driven marketing and advertising, a diversified real estate portfolio, an ongoing commitment to a culture of innovation and agility, an efficient and flexible supply chain, a range of customer financing options, and services such as extended service plans, repair, custom design, and piercing, among others. Signet is committed to delivering an inspiring, innovative, full-service experience for customers across all channels to ensure the business’s success. The Company prioritizes recruiting, training, and retaining qualified jewelry consultants to deliver customer satisfaction, including virtual jewelry consultants to support the online customer experience. Signet also continues to invest in capabilities to enhance the customer experience to make it more personalized and journey-focused.
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
Brand Operations
As noted above, the Company operated nine brands in North America and two brands in the UK as of January 31, 2026, through both online and brick and mortar retail operations. Signet has specific operating and financial criteria that must be satisfied before investing in new stores or renewing leases on existing stores, including evaluation of the mall/trade area and market potential. Signet continues to rationalize its store footprint in a manner that it believes will drive greater store productivity. These efforts include development and implementation of innovative store concepts to improve the in-store shopping experience, execution of opportunistic store relocations and store closures aimed at under-performing stores, and reducing the Company’s mall-based exposure, specifically in declining venues.
The Signet brand websites also offer customers the ability to purchase products online and have them delivered to their local store or home. Customers are able to choose from a variety of delivery methods based on product availability, including quick ship, buy-online-pickup-in-store (“BOPIS”), and same-day delivery. The aim is to create a hassle-free customer experience, connecting websites and customers seamlessly.

Store activity was as follows for Fiscal 2026 and Fiscal 2025:

	February 3, 2024	Openings (1)	Closures (1)	February 1, 2025	Openings (1)	Closures (1)	January 31, 2026
North America segment:
Mall (2)	1,485	4	(44)	1,445	1	(63)	1,383
Off-mall and outlet	926	16	(8)	934	21	(9)	946
Total North America segment store activity	2,411	20	(52)	2,379	22	(72)	2,329
International segment store activity	287	—	(24)	263	—	(10)	253
Total Signet store activity	2,698	20	(76)	2,642	22	(82)	2,582

North America segment:
Total net selling square feet (thousands)	3,765			3,748			3,714
Decrease in net store selling space	(1.4)%			(0.5)%			(0.9)%

International segment:
Total net selling square feet (thousands)	330			307			298
Decrease in net store selling space	(15.4)%			(7.0)%			(2.9)%
(1)    Includes 8 store repositions in Fiscal 2026 and 2 repositions in Fiscal 2025.
(2)    Includes mall-based kiosks for the Banter by Piercing Pagoda brand.
Refer to Item 2 for additional information on the Company’s real estate portfolio.
North America Brands
The North America reportable segment operates jewelry stores in malls, mall-based kiosks and off-mall locations throughout the US and Canada, as well as online. As of January 31, 2026, its US national brands principally included Kay, Zales, Jared, Diamonds Direct, Banter by Piercing Pagoda, Rocksbox, and Digital brands, James Allen and Blue Nile. Its Canadian stores operated as Peoples Jewellers.
Kay Jewelers (“Kay”)
Kay is the largest specialty retail jewelry brand in the US based on sales, operating in shopping malls, off-mall centers and outlet malls, as well as online. Kay is positioned as the champion of modern love, connecting with customers and empowering them to tell their stories, and the destination for bridal and all occasion-based gifting offering a broad assortment of fine jewelry including bridal, diamond solitaire, fashion jewelry and watches.
In Fiscal 2027, the Rocksbox private label fashion assortment will become a distinct proprietary collection within Kay. Rocksbox will operate within the Kay team rather than as a standalone brand.
Kay accounted for 38% of Signet’s consolidated sales in Fiscal 2026 (Fiscal 2025: 37%).
Zales Jewelers (“Zales”)
Zales redefines fine jewelry. From jewelry box essentials to diamonds classics and personalized pieces that represent each individual customer. Zales designs are meant to be worn, layered and lived in. Zales blends quality craftsmanship with everyday style to make fine jewelry accessible. The brand is the third largest specialty retail jewelry brand in the US based on sales and operates primarily in shopping malls, outlet malls, neighborhood power centers and online.
Zales accounted for 18% of Signet’s consolidated sales in Fiscal 2026 (Fiscal 2025: 18%).
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
Jared accounted for 17% of Signet’s consolidated sales in Fiscal 2026 (Fiscal 2025: 16%).

James Allen and Blue Nile (“Digital brands”)
The Digital brands are comprised of the Company’s online pure-play brands James Allen and Blue Nile. Blue Nile is a leading online retailer for diamonds and fine jewelry, offering vast selection, transparent pricing, and quality products like engagement rings, wedding bands, necklaces, and earrings, focusing on customer education and confident purchasing through detailed online tools. James Allen’s focus is primarily diamonds, engagement rings and fine jewelry with technology at the core of the James Allen model, providing an innovative online buying experience to make it easy to find the right piece for any occasion. Both brands offer a wide selection of natural and lab-grown diamond options, and together look to maximize and achieve meaningful operating synergies that increases value for both our customers and shareholders.
In Fiscal 2027, to support our growth aspirations for Blue Nile to evolve into a more elevated luxury position, we will leverage the James Allen brand as a proprietary collection, and transition complementary products and styles to the Blue Nile website. During the first half of the year we will be sunsetting the jamesallen.com website.
The Digital brands accounted for 7% of Signet’s consolidated sales in Fiscal 2026 (Fiscal 2025: 8%).
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
Diamonds Direct accounted for 5% of Signet’s consolidated sales in Fiscal 2026 (Fiscal 2025: 6%).
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
Banter accounted for 5% of Signet’s consolidated sales in Fiscal 2026 (Fiscal 2025: 5%).
Peoples Jewellers (“Peoples”)
Peoples is Canada’s largest specialty jewelry retailer and is positioned as “Canada’s #1 Diamond Store” emphasizing its diamond business while also offering a wide selection of gold jewelry, gemstone jewelry and watches. Peoples operates primarily in shopping malls and online.
Peoples accounted for 3% of Signet’s consolidated sales in Fiscal 2026 (Fiscal 2025: 3%).
International Brands
The International reportable segment operates primarily in the UK and Republic of Ireland.
H.Samuel
H.Samuel has over 150 years of jewelry heritage, with a target customer focused on lower-price point fashion-trend oriented, everyday jewelry. H.Samuel continues to focus on larger store formats in regional shopping centers.
H.Samuel accounted for 4% of Signet’s consolidated sales in Fiscal 2026 (Fiscal 2025: 3%).
Ernest Jones
Ernest Jones serves the upper middle market, with a target customer focused on high-quality, timeless jewelry.
Ernest Jones accounted for 2% of Signet’s consolidated sales in Fiscal 2026 (Fiscal 2025: 2%).
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

Signet purchases finished product where management has identified compelling value based on product design, cost and availability, among other factors. Under certain types of arrangements, this method of purchasing also provides the Company with the opportunity to reserve inventory held by vendors and to make returns or exchanges with suppliers, which reduces the risk of over- or under-purchasing. Signet’s scale, balance sheet and robust procurement systems enable it to purchase merchandise at advantageous prices.
Suppliers
In Fiscal 2026, the five largest suppliers collectively accounted for approximately 22% of total purchases, with the largest supplier comprising approximately 6%. Signet transacts business with suppliers on a worldwide basis at various stages of the supply chain with third party diamond cutting and jewelry manufacturing being predominantly carried out in Asia.
Merchandise
Details of merchandise mix by major product category, which excludes sales from service plans, repairs, subscriptions, loose diamonds and other miscellaneous sales, are shown below:

	North America	International	Consolidated
Fiscal 2026
Bridal	50%	36%	49%
Fashion	45%	33%	44%
Watches	4%	30%	6%
Other	1%	1%	1%
	100%	100%	100%
Fiscal 2025 (1)
Bridal	49%	36%	49%
Fashion	46%	34%	45%
Watches	4%	29%	5%
Other	1%	1%	1%
	100%	100%	100%
(1)    Certain amounts have been reclassified, primarily between bridal and fashion, to conform to the Company’s current product categorizations, including harmonization of similar products across the North America and International segments.
The bridal category, which includes engagement, wedding and anniversary purchases, is predominantly diamond jewelry. All of our product categories are to an extent dependent on the economic environment as customers can trade up or down price points depending on their available budget. During Fiscal 2026, bridal represented 49% of Signet’s total merchandise sales.
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
Signet also leverages "virtual inventory" through supplier relationships that enable the Company to display certain suppliers' inventories on brand websites for customers to purchase while not physically holding the items in its inventory. Virtual inventory expands the choice of merchandise available to customers online. During Fiscal 2026, sales of virtual inventory in the North America reportable segment were approximately 51% of segment e-commerce sales and 11% of total segment sales.
Raw materials
The Company’s costs, as with the jewelry industry as a whole, are generally affected by fluctuations in the price and supply of natural and lab-grown diamonds, gold and, to a much lesser extent, other precious and semi-precious metals and stones. Signet generally procures its diamonds, gemstones and precious metals as part of the cost of finished jewelry; however the Company also procures diamonds through its diamond sourcing operation further described below. The cost of raw materials is only part of the cost involved in determining the retail selling price of jewelry, with labor costs and assembly costs from third-party vendors also being significant factors.
Diamond sourcing
The Company’s diamond sourcing operations procure loose polished diamonds as well as rough diamonds. Signet purchases loose polished diamonds in global markets (e.g. India and Israel) from a variety of sources (e.g. polishers and traders). As a sightholder with De Beers, the Company sources natural rough diamonds based upon contractual allocations. It also contracts with suppliers for lab-grown rough diamonds.
The Company primarily cuts and polishes natural rough diamonds it procures in its Gaborone, Botswana factory. Lab-grown rough diamonds are cut and polished at third-party factories primarily in India.
These diamonds are offered for sale as loose stones to customers to be mounted in settings through our custom designed jewelry offerings, supplied to our jewelry vendors to be included in our merchandise, and offered for sale on a stand-alone basis. By using these approaches, the cost of merchandise is reduced, and the consistency of quality is maintained, enabling Signet to provide better value to our customers. Buying loose diamonds allows Signet’s buyers to gain a detailed understanding of the manufacturing cost structures and, in turn, leverage that knowledge to negotiate better prices for the supply of finished products. Stones that will not be used for Signet’s needs are sold to third parties on the open market.
Signet continues to take steps to advance its vertical integration, which includes natural and lab-grown rough diamond sourcing and processing. Signet’s objective with this initiative is to secure additional, reliable and consistent supplies of diamonds for customers worldwide while achieving further efficiencies in its supply chain.
Marketing and advertising
Marketing is one of Signet’s most critical investments. The Company leverages its marketing spend to drive customer awareness, purchase consideration, traffic, and revenue in the short-term, and customer loyalty, lifetime value and market share growth over time. Effective and efficient marketing investment is a competitive advantage in the jewelry industry, which involves a discretionary purchase where much of the merchandise is not branded and the purchase cycle can stretch to years.
Signet’s marketing investment is actively managed across multiple online and offline consumer touchpoints including premium video across linear and streaming platforms, social media influencers and creators, digital advertising, and in-store product storytelling. The Company’s spend distribution and marketing approach evolve over time to align to changes in consumer behavior, marketing technology (e.g., artificial intelligence (“AI”) and personalization capabilities) and economic shifts.
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
Details of gross advertising (i.e. advertising before vendor contributions) by segment is shown below:

	Fiscal 2026		Fiscal 2025
(in millions)	Gross advertising spend	as a % of sales	Gross advertising spend	as a % of sales
North America	$536.2	8.4%	$545.5	8.7%
International	18.8	4.6%	14.6	3.9%
Signet	$555.0	8.1%	$560.1	8.4%
Services
The Company offers repair services to its customers that include both merchandise repairs and custom design services and provide an important opportunity to build lifetime customer loyalty. Signet’s custom jewelry offering utilizes a proprietary computer selling system, in-store design capabilities and centralized design and sourcing expertise. The custom design and repair business has its own field management and training structure and operates in Design & Service Centers located in Jared stores. These Design & Service Centers are staffed with skilled artisans who support the repair and custom business generated in the Kay, Zales and Jared brands. In addition, Signet operates centralized service facilities in Ohio, Washington, Tennessee, Illinois and Toronto, Canada, which allow the Company to provide customer and business-to-business repairs, appraisals and custom design services.

The Kay, Zales, Jared and Peoples brands sell extended service plans covering lifetime repair service for jewelry, and Banter sells jewelry replacement plans. The Design & Service Centers also service the lifetime repair service plans in the US, in addition to supporting the chargeable repairs and custom businesses. The Company offers lifetime repair service plans for both bridal and fashion merchandise, which cover services such as ring sizing, refinishing and polishing, rhodium plating of white gold, earring repair, chain soldering, engraving for bridal merchandise, and the resetting of diamonds and gemstones that arise due to the normal usage of the merchandise or a replacement option if the merchandise cannot be repaired. The extended service plans are a valuable part of the customer experience and product offerings. These plans provide the Company a higher rate of profitability than merchandise sales and are a significant component of Signet’s operating income. Jewelry replacement plans require the issuance of new replacement merchandise if the original merchandise is determined to be defective or damaged within a defined period in accordance with the plan agreement. The North America segment also offers customers two-year and three-year fine watch warranties. Other services managed through third-party offerings include personal jewelry insurance and appraisals. Refer to Note 3 of Item 8 for additional information on Signet’s extended service plans.
Customer finance
Several factors inherent in the US jewelry business support the circumstances through which Signet is positioned to generate profitable incremental business through its partner-supported consumer payment programs. These factors include a high average transaction value and a significant population of customers seeking to finance merchandise, primarily in the bridal category. Signet’s financial service offerings are an integral part of its business and a major driver of customer retention. In North American markets, customers are offered revolving and promotional credit plans under Signet’s private label credit card programs, a lease purchase option provided by Progressive Leasing, and installment loan and split-payment options provided by Affirm, allowing Signet to offer payment options that meet each customer’s individual needs. The Company partners with these third-party providers who directly extend financing to Signet’s customers, and who also manage and service the customers’ accounts.
Below is a summary of the payment participation rate in North America which reflects activity for Signet’s outsourced credit program in North America for Kay, Jared, Zales, Peoples and Banter customers, as well as lease purchase and Affirm customers:

(dollars in millions)	Fiscal 2026	Fiscal 2025
Total North America sales (1)	$5,494.4	$5,325.7
Credit, lease and Affirm purchase sales	$2,306.6	$2,268.2
Credit, lease and Affirm purchase sales as % of total eligible North America sales (1)	42.0%	42.6%
(1) Excludes Diamonds Direct, James Allen, Blue Nile and Rocksbox, as these brands do not fully participate in the Company’s financing programs discussed above.
Through Signet’s partnerships, the Company offers a range of financing, leasing, and payment opportunities across most of its brands and continues to source and develop new options to meet its customers’ needs across the various merchandise price points. These offerings and partnerships allow the Company to focus on its core business of being the premier jewelry partner for its customers.
Comenity Bank and Comenity Capital Bank (collectively “Comenity”) provide credit card services to the Kay, Jared, Zales and Banter brands. Concora Credit Inc. (“Concora”) provides a second look program for applicants declined by Comenity. The Comenity and Concora program agreements are effective through December 2028. Servicing on non-prime receivables, including operational interfaces and customer servicing, is provided by Concora. As a result of the amended and restated agreements entered into with Comenity and Concora, Signet has not retained any customer in-house finance receivables since Fiscal 2022. Refer to Note 11 of Item 8 for additional information.
Progressive Leasing provides a no credit needed financing option in Kay, Jared, Zales and Banter brands, and Affirm offers buy now pay later installment loans and split payment options for the same brands. The Progressive Leasing program agreement is effective through May 2031, and the Affirm agreement is effective through September 2027.
HUMAN CAPITAL MANAGEMENT
Signet’s People First Approach
At Signet, our approach to human capital management starts with our core value of “People First” and aims at creating a truly inclusive, innovative, and collaborative company culture. As a retail company, sales and customer relationships are at the core of our business model. Our success depends on our ability to attract, develop, and retain highly engaged, high performing and motivated employees, referred to as “team members,” who are deeply connected to our Purpose of Inspiring Love. In Fiscal 2026, Signet earned the designation of a Great Place to Work-CertifiedTM company for the sixth consecutive year, which reflects the pride, engagement, and enthusiasm of our team members. We attribute this accolade to our focus on our Purpose, culture, team member engagement and our overall human capital management strategy. Signet’s Board of Directors (the “Board”), through the Human Capital Management & Compensation Committee, oversee human capital management matters.

Team Members
As of January 31, 2026, the number of global team members employed at Signet was 27,097 as compared to 27,595 as of February 1, 2025. Approximately 89% of the Company’s workforce was employed in North America, namely the US and Canada. Because of the seasonal nature of the retail business, the number of team members peaks during the Holiday Season.

	January 31, 2026	February 1, 2025	February 3, 2024
North America	24,166	24,517	24,639
UK	2,510	2,465	2,737
Other international	421	613	615
Total global team members	27,097	27,595	27,991
The following table provides additional information related to the North America team members as of January 31, 2026 and February 1, 2025.

	January 31, 2026	February 1, 2025
Headcount by status
Full-time	13,751	13,986
Part-time	10,415	10,531
Total North America team members	24,166	24,517
Inclusive Culture
Signet values engaged team members as key to our success. Guided by our Purpose and “People First” core value, we foster a culture that respects and celebrates everyone. This workplace environment and culture strengthens our team and fuels business growth. Our diverse teams create an inviting experience for customers and help us better meet our customers’ tastes, interests and purchase preferences. Our executive sponsors have collaborated with our Business Resource Groups, which are open to all employees, to create a culture of inclusion. As a result of these partnerships, the Business Resource Groups are thriving and continuing to grow.
Learning and Development
We strive to create a collaborative and energized environment where all team members can be empowered to learn, grow, and have meaningful careers. We foster advancement opportunities through internal leadership mentorship programs, training, internships, and a recruiting strategy that ensures we pursue top talent across industries and backgrounds. Investments in our people, such as training, allow us to recruit and retain exceptional candidates from other retailers and industries and provide them with new skills and experiences regarding Signet values, leadership traits and jewelry knowledge. To help our team members succeed in their roles, we emphasize ongoing training and development opportunities. These include, but are not limited to, role-based training for our retail team members, safety and security protocols, updates on new products and service offerings, and deployment of technologies. Our jewelry consultants engage in ongoing training and education on diamonds, precious gemstones and metals.
Total Rewards
Our emphasis on rewarding our retail team members with competitive wages and benefits provides a compelling package. Signet was an early retail adopter in setting a minimum wage of $15/hour for our US operations since the fall of Fiscal 2022. Jewelry consultants, the primary hourly paid position in stores, are also eligible for individual sales commission as well as a team bonus. Competitive benefits are critical to our success in identifying, recruiting, retaining, and incentivizing our existing and prospective team members. Signet aims to be a destination employer for both full-time and part-time workers in the retail space. Approximately 50% of our retail team members in North America are full-time and are offered medical, dental, vision and life insurance, and all eligible team members, regardless of full-time or part-time status, are offered a portfolio of benefits including paid time off and wellness benefits. Signet expands its benefits each year to retain and attract top talent. In Fiscal 2026, Signet made our benefits package more appealing to retail workers by offering immediate health insurance eligibility for non-exempt US team members. All US team members can contribute to a 401(k) plan, with a company matching contribution formula that provides up to a 3% matching opportunity. Signet offers Employee Assistance Programs to all US and international team members. The benefits package provided to Signet’s international team members vary by country.
Workplace Health and Safety
We strive to maintain a safe and secure work environment and have specific safety programs. This includes administering a comprehensive occupational injury- and illness-prevention program and training for team members.

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
Additional information about the Company’s human capital management can be found in the Corporate Citizenship & Sustainability Report, which is available on the Company’s website. The Corporate Citizenship & Sustainability Report is not, and will not be deemed to be, a part of this Annual Report on Form 10-K or incorporated by reference into any of the Company’s other filings with the SEC.
MARKETS
Signet operates primarily in the US, Canada and UK markets.
US
Based on industry and transaction data from MasterCard Spending Pulse and market research company Circana, we estimate that the total US jewelry and watch market was approximately $63 billion in calendar year 2025, flat to the prior year. This implies a Signet jewelry and watch market share of 8.5%, virtually flat to the prior year. Since 2021, the industry average annual growth rate has decreased by approximately 2%. According to the latest data from the Jewelers Board of Trade, as of September 2025 there were approximately 16,800 jewelry retail stores in the US, down approximately 2% from the prior year.
Canada
The average of the most recent Canada jewelry and watch market estimates published by Euromonitor in January 2026 and Statista in July 2025 was approximately C$7.5 billion (adjusted to exclude Quebec) in calendar year 2025, an estimated increase of approximately 3% from the previous year based on these sources. Since 2021, based on the average of the above sources, the industry annual growth rate has been approximately 5%.
UK
In the UK, the jewelry and watch market was approximately £7.7 billion in calendar year 2025 based on the average of estimates published by Euromonitor in January 2026, Statista in July 2025 and Mintel in August 2025, an estimated increase of approximately 2% from the previous year based on these sources. Since 2021, based on the average of the above sources, the industry annual growth rate has been approximately 5%.
TRADEMARKS AND TRADE NAMES
Signet is not dependent on any material patents or licenses in any of its reportable segments. Signet has several well-established trademarks and trade names associated with its brands which are significant in maintaining its reputation and competitive position in the jewelry retailing industry. Some of these trademarks and trade names include the following:
•Kay®; Kay Jewelers®; Kay Jewelers Outlet®; Jared®; Jared The Galleria Of Jewelry®; Jared Vault®; Jared JewelersTM; Jared FoundryTM; Jared Atelier®; Every Kiss Begins with Kay®; Every Kiss®; Kay SignatureTM; Celebrate Life Express LoveTM; Leo®; The Leo DiamondTM; Chosen®; Ever Us®; James Allen®; Unstoppable Love®; Radiant Reflections®; Bold Reflections®; Vault Rewards®; Diamonds Direct®; Your Love. Our Passion.®; Rocksbox®; and Blue Nile®.
•Zales®; Zales JewelersTM; Zales the Diamond Store®; Zales Outlet®; Zales EssentialsTM; Gordon’s Jewelers®; Peoples Jewellers®; Peoples the Diamond Store®; Peoples Outlet the Diamond Store®; Banter®; Banter by Piercing PagodaTM; Arctic Brilliance®; and Arctic Brilliance Canadian Diamonds®.
•H.Samuel®; Ernest Jones®; Ernest Jones The Outlet CollectionTM; Forever Diamonds®; Princessa Collection®; Secrets of the Sea®; It Feels Good To GiftTM; The Eternal Diamond – Cut From The Stars®; Style to Make You SmileTM; Celebrate Your Story®; Origin by Ernest Jones®; and Harriet®.
SEASONALITY
Signet’s business is seasonal, with the fourth quarter historically accounting for approximately 35-40% of annual sales, as well as for a substantial portion of the annual operating income and cash flows. The Holiday Season consists of results for the months of November and December, with December being the highest volume month of the year.
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

CLIMATE CHANGE
Signet recognizes that climate change poses a systemic risk to its business operations, supply chain and long-term strategy. Adverse effects of climate change, such as extreme weather events, particularly over a prolonged period, could negatively impact the Company’s business and results of operations if such conditions limit our consumers’ ability to access our stores, cause our consumers to limit discretionary spending, or disrupt our vendors, global supply chains or distribution channels. Signet manages these risks through various processes, including continuous review of our physical footprint, utilization of supplier questionnaires to assess environmental performance, and the establishment of its CSGs (as previously discussed).
Signet has put a governance structure in place to monitor climate risks and adjust business operations accordingly. Two Board-level committees at Signet are responsible for monitoring climate risks: (1) the Audit Committee oversees all enterprise risks across the Company; and (2) the Governance Nominations & Sustainability Committee oversees enterprise-wide policy regarding Signet’s 2030 CSGs, including the Company’s plan to reduce greenhouse gas (“GHG”) emissions, and provides management oversight for opportunities and risks that may significantly impact the Company’s sustainability objectives and related initiatives on business performance. At the management level, Signet’s Climate Action and Sustainability Committee, led by an in-house sustainability team to manage our climate strategy, is comprised of senior leaders across Signet’s business operations. This committee meets periodically to review GHG performance, regulatory developments, and the effectiveness of internal controls and disclosures.
Signet continuously improves business processes and systems required to disclose GHG emissions with sufficient controls and assurances to satisfy statutory reporting requirements and applicable climate-related emissions reporting rules at the federal and state level. While the Company has established systems and processes to identify and manage climate-related risks, additional analysis of longer-term climate scenarios may be necessary to further evaluate potential physical and transition risks in order to inform business and operational strategies longer term.
See the “Risk Factors” section in Item 1A of this Annual Report on Form 10-K for additional information related to the potential impacts of climate change on our business.
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

Rising inflation and increased operating costs including but not limited to tariffs, materials, labor, fulfillment and advertising may negatively impact our business. If we are unable to adjust pricing to offset these cost increases without negatively impacting demand, profitability may decline. Sharp commodity cost increases, including the recent impacts of gold and silver pricing, may create a lag before they are reflected in retail prices, affecting margins. If sustained, these costs may require higher inventory funding or adjustments in product offerings, disrupting sales and liquidity.

Any deterioration in consumers’ financial position, changes to the regulatory requirements regarding the granting of credit to customers or disruption in the availability of credit to customers could adversely impact the Company’s sales and earnings.

Approximately 42% of Signet’s sales in the US and Canada utilize third-party customer financing or payment programs, with the additional purchases being made in cash or using third-party bank cards. Any significant deterioration in general economic conditions, including a potential recession, or increase in consumer debt levels may inhibit consumers’ use of credit and decrease consumers’ ability to satisfy requirements for access to customer financing or payment options, which could in turn have an adverse effect on the Company’s sales.

Additionally, the ability of Signet’s customers to obtain credit from our private label credit card providers and the terms of such credit depends on many factors, including continued arrangements with the parties providing the credit financing and compliance with applicable laws and regulations in the US and Canada, any of which may change from time to time. As discussed further in Note 11 to the consolidated financial statements in Item 8, Signet has outsourced its third-party credit programs, however, if any of those third-party credit agreements were to terminate, Signet may need to enter into other arrangements with other third parties. If Signet is unable to find other potential providers to supply a similar third-party credit program and alternative payment options, Signet’s ability to extend credit to customers could be impaired, which could have an adverse effect on our business.

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

The Company sources almost all of its retail merchandise, which includes jewelry, watches, and cut and polished diamonds, from suppliers that manufacture outside of the US. Historically, approximately half of the finished merchandise and loose diamonds that Signet has purchased have been imported from India. Other key sourcing countries include Thailand, Italy, China, Botswana and Japan. In addition, many of the supplies, materials and fixtures used in our stores and operations are imported from foreign countries including but not limited to China, Mexico, and Canada.

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

Public health crises or disease outbreaks, epidemics or pandemics, such as COVID-19, have had and may in the future have a significant adverse impact on our business, financial condition, results of operations and cash flows and may exacerbate the effect of other risk factors on our business.

A public health crisis or disease outbreak, epidemic or pandemic, such as COVID-19, or the threat or fear of such an event, could adversely impact our business. COVID-19 significantly impacted consumer traffic and our retail sales during Fiscal 2021 and had long-term impacts on consumer shopping habits and trends. The scope, duration, and severity of any future public health crisis, as well as related governmental, regulatory, or behavioral responses, are inherently uncertain and could result in disruptions to our operations, supply chain, workforce availability, consumer demand, and financial markets.

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

Additionally, because many Signet stores are located within shopping malls or shopping centers, our sales are derived, in part, from the volume of traffic generated by the other destination retailers and the anchor stores in the malls and shopping centers where our stores are located. Customer traffic to these shopping areas may be adversely affected by the closing of such destination retailers or anchor stores, or by a reduction in traffic to such stores resulting from a regional or global economic downturn, an outbreak of flu or other viruses, increased crime, a general downturn in the local area where our store is located, or a decline in the desirability of the shopping environment of a particular mall or shopping center. Such a reduction in customer traffic would reduce our sales and leave us with excess inventory, which could have a material adverse effect on our business, financial condition, profitability, and cash flows. We may respond by increasing markdowns, initiating marketing promotions, or transferring product to other stores to reduce excess inventory, which would further decrease our gross margins and operating income.

Fluctuations in foreign exchange rates could adversely impact the Company’s results of operations and financial condition.

Signet prepares its consolidated financial statements in US dollars. At January 31, 2026, Signet held approximately 90% of its total assets in entities whose functional currency is the US dollar and generated approximately 91% of its sales in US dollars for the fiscal year then ended. All the remaining assets and sales are primarily in British pounds and Canadian dollars. Therefore, the Company’s results of operations and balance sheet are subject to fluctuations in the exchange rates between the US dollar and both the British pound and Canadian dollar. Accordingly, any decrease in the weighted average value of the British pound or Canadian dollar against the US dollar would decrease reported sales and operating income.

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

Extreme weather conditions in the areas in which the Company’s stores are located have negatively impacted sales in the past and could negatively affect the Company’s business and results of operations in the future. For example, frequent or unusually heavy snowfall, ice storms, flooding, extreme heat, prolonged cold periods, or other extreme weather conditions, whether as a result of climate change or otherwise, over a prolonged period could make it difficult for the Company’s sales force or customers to travel to its stores and thereby reduce the Company’s sales and profitability, particularly if such events occur during the Company’s Holiday Season. In addition, natural disasters such as hurricanes, tornadoes, floods, earthquakes, or wildfires, or a combination of these or other factors, could damage or destroy the Company’s facilities or make it difficult for the sales force or customers to travel to its stores, thereby negatively affecting the Company’s business and results of operations.

Terrorism, armed conflict, and acts of war (or the expectation of such events), both in the US and abroad, could also have a significant impact on Signet’s business and the worldwide economy. At times throughout the past several years, volatile geopolitical conditions have impacted the financial markets. Significant market volatility, and government actions taken in response, may exacerbate some of the risks we face. Conflicts abroad could cause decreased demand for the Company’s products as consumers’ attention and interests are diverted from jewelry and become focused on issues relating to these events or may impact consumers’ ability to purchase discretionary items, including jewelry, due to prolonged macroeconomic effects such as the rising cost of energy. For instance, the Russia-Ukraine and recent Iran-Middle East conflicts have adversely impacted and could continue to adversely impact, among other things, certain of the Company’s local markets and suppliers, global and local macroeconomic conditions, foreign exchange rates and financial markets, raw material, energy and transportation costs, and cause further supply chain disruptions. In addition, Signet operates quality control and technology centers in Israel. The recent Middle East conflicts could cause a disruption to Signet’s operations including, but not limited to, delays in product quality certification, failure to maintain or timely update the e-commerce platform for our Digital brands or impact our supply chain with vendors located in the Middle East. An inability to receive products after quality control, shortages of products or difficulties in procuring Signet’s products, or a disruption or shutdown of our digital brand websites, among others, may adversely impact our ability to commercialize, manufacture or market our products in a timely manner, any of which could have an adverse effect on Signet’s results of operations. Furthermore, there have been travel advisories imposed related to travel to Israel, and restriction on travel, or delays and disruptions as related to imports and exports may be imposed in the future. Volatile geopolitical conditions give rise to regional instability and may result in heightened economic sanctions from the US and the international community in a manner that adversely affects Signet’s business and may impact its ability to manufacture and ship its merchandise for sale to customers. Given that Signet’s control over such issues, including both weather disasters and large-scale violence, is extremely limited, the Company may not have the ability to mitigate the impacts of such occurrences on its business and operations.

Risks Related to Our Operations and Seasonality

Fluctuations in the pricing and availability of commodities, particularly polished diamonds and gold, which account for the majority of Signet’s merchandise costs, could adversely impact our earnings, inventory valuations and cash availability.

The jewelry industry is subject to significant fluctuations in the pricing and availability of natural and lab‑grown diamonds, gold, silver, and other precious metals and stones. Increases in commodity costs may adversely affect our merchandise margins, earnings, and cash requirements. While we may seek to mitigate rising costs through product redesign, assortment changes, or pricing actions, such measures may not be successful, timely, or accepted by customers and could negatively impact demand.

Diamond pricing and availability are influenced by a range of factors outside our control, including mining and production decisions by major producers, supply chain inventory practices, geopolitical conditions in producing countries, trade sanctions, and regulatory frameworks such as the Kimberley Process. In addition, climate-related impacts such as severe weather may increase the cost and complexity of jewelry production, including diamond mining, cutting and polishing. Although Signet and its key suppliers source conflict-free diamonds from around the world, some supplier locations may be more vulnerable to flooding, extreme heat, sea-level rise or other physical risks than others. Disruptions in these regions could restrain supply, increase production costs, or affect distribution channels. Disruptions to diamond supply, changes in consumer demand for natural or lab‑grown diamonds, or adverse consumer perceptions regarding the diamond supply chain could negatively affect our business.

Constraints in the supply of diamonds of the size, quality, or characteristics required for our assortments may require changes to our sourcing practices, inventory strategies, or commercial arrangements, including holding higher inventory levels or committing capital earlier in the supply chain. These actions may increase cash usage, operational complexity, or risk, and may not generate the anticipated benefits.

Gold and silver prices have experienced significant volatility in recent years, driven largely by global economic conditions and investment market activity. Sustained increases in precious metal prices could materially increase our cost of merchandise and adversely affect profitability if we are unable to redesign products or adjust retail prices in a timely or effective manner. Because we use an average cost inventory methodology, sharp commodity price movements may also result in timing differences before cost changes are reflected in margins or pricing.

If commodity cost increases cannot be fully or sustainably offset through pricing, sourcing, or assortment changes, or if higher prices reduce consumer demand, our gross margins, operating income, inventory levels, and cash flows could be materially adversely affected.

Lab-grown diamonds are a meaningful portion of sales and inventory for Signet and the jewelry industry, and declining costs and retail prices could impact operating results and cause consumer dissatisfaction.

A material increase in the supply of gem quality lab-grown diamonds, combined with a material increase in consumer acceptance and demand thereof, has impacted and could continue to impact the cost and retail pricing of lab-grown and natural diamonds. Signet is a leading retailer of lab-grown diamonds and over the past several years the portion of our inventory, revenue and operating income related to lab-grown diamonds has been increasing along with consumer demand and acceptance. In Fiscal 2026, approximately 27% of Signet’s merchandise sales were products containing lab-grown diamonds. The costs of lab-grown diamonds have been declining over the past several years as more supply from producers becomes available. The increased supply and lower costs have and may continue to drive down retail prices of lab-grown diamonds, particularly those without specialty designs, cuts and brands, which may have a negative impact on our revenue, merchandise margins and operating results. Further, as retail prices of lab-grown diamonds decline, consumers who purchased lab-grown diamonds at higher prices may become disappointed in the relative value of their purchase which could negatively impact the reputation of Signet and the jewelry industry.

Alrosa, a Russian natural diamond mining and distribution company, supplies more than 30% of the world’s natural diamonds. Sanctions against Alrosa specifically or the Russian Oligarchs by the US government or other governments have limited and may further limit the supply of natural diamonds in the world.

The world’s sources of rough natural diamonds are highly concentrated in a limited number of countries. Varying degrees of political and economic risk exist in these countries. As a consequence, the natural diamond business is subject to various sovereign risks beyond Signet’s control, such as changes in laws and policies affecting foreign trade and investment. In addition, Signet is subject to various political and economic risks, including the instability of foreign economies and governments, labor disputes, war and civil disturbances and other risks that could cause production difficulties or stoppages, restrict the movement of inventory or result in the deprivation or loss of contract rights or the taking of property by nationalization or expropriation without fair compensation. Signet’s direct purchases from Alrosa and its sourcing arrangement in Russia ceased in February 2022 and did not represent a significant part of its operations. However, any further interruption in the total market supply of natural diamonds due to the ongoing Russia-Ukraine conflict or domestic or foreign government sanctions against Alrosa or Russian natural diamonds may impact the ability of Signet’s suppliers to provide Signet with responsibly sourced natural diamonds that were mined by other companies or in other countries. Beginning in March of 2024, leaders of the G7 nations announced they intend to phase-in further import restrictions against not only direct purchases of natural diamonds mined in Russia but also indirect purchases of natural diamonds mined in Russia (e.g. natural diamonds that were mined in Russia but then cut and polished in other countries). Any significant disruption of Signet’s sources of supply, or restriction of inventory movement could have a material adverse effect on Signet’s results of operations or cash flows.

Signet may voluntarily disclose, or pursuant to the Dodd Frank Act and SEC rules must file public disclosures regarding the country of origin of certain supplies and materials, which could damage Signet’s reputation or impact the Company’s ability to obtain merchandise if customers or other stakeholders react negatively to Signet’s disclosures.

In August 2012, the SEC, pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), issued final rules, which require annual disclosure and reporting on the source and use of certain minerals, including gold, from the Democratic Republic of Congo and adjoining countries. The gold supply chain is complex and, while management believes that the rules currently cover less than 1% of annual worldwide gold production, the final rules require Signet (and other affected companies that file with the SEC) to make specified country of origin inquiries of Signet’s suppliers, and otherwise to exercise reasonable due diligence in determining the country of origin and certain other information relating to any of the statutorily designated minerals (gold, tin, tantalum and tungsten), that are used in products sold by Signet in the US and elsewhere.

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

Signet’s business is highly seasonal, with a significant proportion of its sales, operating income, and cash flows generated during its fourth quarter, which includes the Holiday Season. Management expects Signet to continue to experience a seasonal fluctuation in its sales and earnings. Therefore, there is limited ability for Signet to compensate for shortfalls in fourth quarter sales or earnings by changes in its operations and strategies in other quarters, or to recover from any extensive disruption, for example, due to sudden adverse changes in consumer confidence, consumer spending ability, economic conditions, unexpected trends in merchandise demand, significant competitive and promotional activity by other retailers, inclement weather conditions having an impact on a significant number of stores, especially in the last few days immediately before Christmas Day or disruption to warehousing and store replenishment systems. Additionally, in anticipation of increased sales activity in the Holiday Season, Signet incurs certain significant incremental expenses prior to and during peak selling seasons, including advertising and costs associated with hiring a substantial number of temporary employees to supplement the Company’s existing workforce. A significant shortfall in results for the fourth quarter of any fiscal year would therefore be expected to have a material adverse effect on the annual results of operations and cash flows, as well as inventory levels. Disruption at lesser peaks in sales at Valentine’s Day and Mother’s Day would also be expected to adversely impact the results.

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

Any difficulty, delay or failure in executing acquisitions, strategic initiatives or transformation plans could have a material adverse impact on our business, results of operations and financial condition.

We have completed significant acquisitions in recent years, including Diamonds Direct and Blue Nile, and we continue to integrate these businesses into our operations. We may pursue additional acquisitions or business combinations in the future. Acquisitions and integrations involve inherent risks and uncertainties, including challenges in evaluating opportunities, allocating management and financial resources, integrating operations, personnel, financial and technology systems, realizing anticipated synergies or cost savings, retaining key employees, maintaining cultural alignment, and identifying or managing unknown or underestimated liabilities.

Acquisitions of businesses with operating margins lower than ours may also adversely affect our overall operating margins. Any significant acquisition or integration effort may disrupt our existing operations and divert management attention.

In addition to acquisitions, we regularly undertake major strategic initiatives and transformation plans, such as our Grow Brand Love plan, designed to support long‑term growth, improve operating performance, and enhance customer engagement. These initiatives, including initiatives related to sourcing, brand strategy, digital capabilities, and enterprise transformation, are complex, may require significant investment, and may not achieve their intended objectives, benefits, or timing expectations, or may fail entirely. The success and ultimate impact of these initiatives depend on a variety of factors, many of which are outside of our control, and there can be no assurance that they will deliver the expected returns or strategic benefits.

As part of our ongoing brand and digital transformation efforts, we are continuously evaluating and implementing changes to our brand portfolio and digital platforms, including aligning brands, evolving digital brand strategies, and, in certain cases, consolidating or sunsetting standalone digital experiences. For example, we are planning to transition James Allen as a collection within the Blue Nile website and decommission the standalone James Allen website. These actions involve risks, including customer disruption, loss of brand equity or traffic, technology and execution challenges, adverse customer or market reaction, cannibalization of other brands within our portfolio and failure to achieve the intended strategic or financial benefits.

In addition, our strategic focus on accelerating growth and investment in our largest brands may reduce management attention or resource allocation to smaller or emerging brands, which could adversely affect their performance, market position, or long‑term viability. If we are unable to successfully execute or integrate acquisitions, strategic initiatives, or transformation plans, or if these efforts fail to achieve their intended goals or produce the expected benefits, we may incur significant costs, asset impairments, or other charges, and our business, results of operations, and financial condition could be materially adversely affected. In addition, our current and future borrowing arrangements may limit our flexibility to pursue certain acquisitions or strategic actions.

Long-term changes in consumer attitudes toward jewelry could be unfavorable and harm jewelry sales.

Consumer attitudes toward diamonds, gold and other precious metals and gemstones influence Signet’s sales. Attitudes could be affected by a variety of issues including: concern over the source of raw materials; the impact of mining and refining of minerals on the environment; the local community and the political stability of the producing country; labor conditions in the supply chain; changing perceptions related to the cultural custom of expressing commitments through engagements and weddings; and the availability of and consumer attitudes about substitute products such as cubic zirconia, moissanite and lab-grown diamonds. A negative change in consumer attitudes toward jewelry could adversely impact Signet’s sales and earnings. In addition, transparency regarding substitute products such as lab-grown diamonds is important to maintaining consumer confidence. If the Company does not appropriately and adequately identify the use of the substitute products in its jewelry, its reputation and results could be adversely impacted.

Signet depends on manufacturers, suppliers and brand partners to provide timely, sufficient quantities of quality and on-trend products.

Signet’s ability to meet customer demand and operate efficiently depends on the performance of third‑party manufacturers and suppliers. If a supplier fails to manufacture or deliver products on a timely basis or at required quality standards, Signet may be unable to satisfy consumer demand, may lose sales, or may incur higher costs to secure alternative supply on an expedited basis, which could adversely affect results of operations.

Certain commercial reasons, regulatory requirements, trade restrictions, sanctions, or changes in sourcing practices, including those related to commodity origin, ethical sourcing standards, governmental actions may require Signet to modify or terminate supplier relationships. The loss of, or disruption to, relationships with significant suppliers could negatively impact product availability, cost structure, and financial performance.

In addition, the growing importance of branded merchandise within the jewelry market presents supply and execution risks. If Signet is unable to obtain sufficient quantities of, develop, or retain distribution rights for brands that customers prefer, or if it remains committed to brands that lose relevance or consumer appeal, sales and earnings could be adversely affected.

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

Signet is in the process of substantially modifying its enterprise resource planning systems, inventory management systems, point of sale systems and certain web platforms, which involves updating or replacing legacy systems with successor systems and migrating some systems, data and functionality to cloud provider servers. These system changes and upgrades can require significant capital investments and dedication of resources. When evaluating and making such changes, there can be no assurances that the Company will successfully implement such changes, that significant additional investments will not be required beyond the project budget, that such changes will occur without disruptions to its operations or maintenance of its internal control compliance programs or that the new or upgraded systems will achieve the desired business objectives. Any damage, disruption or shutdown of the Company’s information systems, or the failure to successfully implement new or upgraded systems, could have a material adverse effect on Signet’s results of operations and its internal control over financial reporting.

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

In the ordinary course of business, Signet relies upon information technology networks and systems, some of which are managed by third parties, to process, transmit and store electronic information, and to manage or support a variety of business processes and activities, including e-commerce sales, supply chain, merchandise distribution, marketing, customer relationship management, customer invoicing and collection of payments. Our computer systems and those of our partners and third-party service providers have been and may be in the future vulnerable to physical or electronic intrusions, computer malware, malicious code or other attacks, system failures, programming errors, employee and third-party errors or wrongdoing, and similar disruption or adverse outcomes. In addition, as AI technologies develop rapidly, threat actors are using these technologies to create new sophisticated attack methods that are increasingly automated, targeted and coordinated, are both technology and social engineering oriented, and more difficult to defend against. The failure of our computer systems, manual processes and those of our partners and third-party service providers could cause significant interruptions to our operations, which could result in a material adverse effect on our business, financial condition or results of operations.

Signet also uses information technology systems to record, process and summarize financial information and results of operations for internal reporting purposes and to comply with regulatory financial reporting, legal and tax requirements. Signet collects and stores this financial and other sensitive data, including intellectual property, proprietary business information, the proprietary business information of its customers and suppliers, as well as personally identifiable information of Signet’s customers and employees, in data centers, with cloud service providers, and on information technology networks. Although we have implemented and maintain what we believe to be reasonable security controls to seek to prevent, detect and respond to attempts by unauthorized users to gain access to our information technology systems, and incur significant costs to do so, our information technology network infrastructure has in the past been and may in the future be vulnerable to attacks by hackers, including state-sponsored organizations with significant financial and technological resources, breaches due to employee error, fraud or malice or other disruptions (including, but not limited to, computer viruses and other malware, denial of service, data disclosure and ransomware), which may involve a privacy breach requiring us to notify regulators, customers or employees and enlist identity theft protection.

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

Signet and its third-party vendors have experienced successful attacks and breaches from time to time, however, to date, these attacks or breaches have not had a material impact on Signet’s business or operations. Any such malfunction, access, disclosure or other loss of information could result in legal claims or proceedings, liability or regulatory penalties under laws protecting the privacy of personal information, significant breach-notification costs, lost sales and a disruption to operations (including the Company’s ability to process consumer transactions and manage inventories), media attention, and damage to Signet’s reputation, which could adversely affect Signet’s business. In addition, it could harm Signet’s reputation and ability to execute its business through service and business interruptions, management distraction and/or damage to physical infrastructure, which could adversely impact sales, costs and earnings. If Signet is the target of a material cybersecurity attack resulting in unauthorized disclosure of its customer data, the Company may be required to undertake costly notification and credit monitoring procedures. Compliance with these requirements will likely increase the costs of doing business.

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

Our use of AI, machine learning (“ML”), and generative AI (“Gen AI”) technologies, including customer-facing applications, may expose us to confidentiality, cybersecurity, operational, legal, regulatory and reputational risks and could adversely affect our business, results of operations and financial condition.

We use, and expect to continue expanding our use of, AI, ML, and Gen AI technologies across our business, including for inventory optimization, supply chain and fulfillment, analytics, marketing and personalization, digital experiences, administrative functions, and customer‑facing applications such as product discovery, customer service, and other interactive tools. These technologies involve significant technical complexity, are rapidly evolving, and are subject to increasing regulatory, legal, and public scrutiny. As a result, their use may create or amplify operational, cybersecurity, legal, compliance, and reputational risks.

AI and Gen AI systems may produce outputs that are inaccurate, incomplete, misleading, biased, or otherwise inappropriate, and such outputs may be difficult to predict, detect, explain, or fully control. If customer‑facing AI applications generate incorrect, offensive, misleading, or biased content, recommendations, or responses, or fail to perform as intended, we may experience harm to our brand, loss of customer trust, increased customer complaints, competitive harm, regulatory scrutiny, or legal liability. In addition, reliance on AI‑driven personalization, pricing, marketing, or decision‑support tools may expose us to consumer protection, unfair competition, discrimination, or other claims, including allegations that our use or marketing of AI capabilities is misleading.

Our AI and Gen AI initiatives may depend on internal data, third‑party data, and third‑party tools, platforms, infrastructure, or model providers. These dependencies may increase risks related to data privacy and cybersecurity, including the unauthorized disclosure or misuse of sensitive, proprietary, or confidential information, prompt‑based data leakage, system vulnerabilities, impact system availability or data integrity, or other security incidents. If third‑party providers experience outages, degrade performance, change pricing or contractual terms, restrict access, discontinue services, or fail to meet applicable legal, security, or compliance requirements, our ability to operate our business, innovate, or deploy AI‑enabled capabilities could be adversely affected.

The use of AI and Gen AI also raises legal and regulatory risks, including risks related to intellectual property, data protection, consumer protection, employment, and emerging AI‑specific regulation in the US and internationally. Claims may arise alleging that AI‑generated outputs infringe third‑party intellectual property rights or that training data or model behavior violates applicable law. Regulatory requirements governing AI are evolving rapidly, and compliance with current or future laws, regulations, or enforcement priorities may require significant changes to our business practices, increased costs, or limitations on how we deploy AI technologies. Our vendor and service provider use of AI may also impact our ability to comply with various consumer privacy regulations related to consumer data these providers process on our behalf.

We have implemented and continue to enhance policies, governance structures, security controls, guardrails, and oversight processes designed to promote responsible AI use, including human review and approval processes, employee training, and monitoring of AI‑enabled systems. However, these measures may not be effective in preventing all risks or incidents associated with AI or Gen AI technologies, particularly as these technologies continue to develop and be adopted across our operations and customer‑facing platforms.

If we fail to effectively design, implement, govern, or monitor our use of AI and Gen AI, or if significant AI‑related incidents, failures, or regulatory actions occur, our business, reputation, results of operations, and financial condition could be materially adversely affected.

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

The ability to differentiate Signet’s stores, services, online experience and merchandise from competitors by better designs, branding and category assortments and the level and quality of customer service and marketing and advertising programs, is an important factor in attracting consumers. In today’s market, this differentiation requires, among other factors, keeping pace with trends in design, as well as setting new jewelry trends, effectively implementing an OmniChannel experience, and targeting effective media campaigns, including an expansion of social media use and new social media platforms, in order to build and maintain customer confidence in the Company and in the brands it sells. As a result, the Company needs to continuously innovate and develop its merchandise assortment, services offerings, OmniChannel experience and social media strategies in order to maintain broad appeal with customers and brand relevance. These initiatives may not be successful, resulting in expenses incurred without the benefit of higher revenues, increased employee engagement or brand recognition. In a distressed economic and retail environment, in which many of the Company’s competitors continue to engage in aggressive promotional activities, any failure on Signet’s part to react appropriately to changing consumer preferences and fashion trends, including the failure to plan in advance and invest in marketing and advertising campaigns, could have an adverse impact on sales.

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

The success of Signet’s stores, as part of our OmniChannel strategy, is dependent upon a number of factors. These include the availability of desirable property, placement of stores in easily accessible locations with high visibility, the demographic characteristics of the area around the store, the design and maintenance of the stores, the availability of attractive locations within the markets/trade areas that also meet the operational and financial criteria of management, the terms of leases and Signet’s relationship with major landlords. If Signet is unable to maintain a real estate portfolio that satisfies its strategic, operational and financial criteria, through cost-effective strategic store closings and targeted, limited store openings, or if there is a disruption in its relationship with its major landlords, sales could be adversely affected.

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

Signet provides public guidance on its expected sales and operating results for future periods. Such guidance consists of forward-looking statements subject to the risks and uncertainties described in this report and in Signet’s other public filings and public statements. Signet’s actual results may be below the provided guidance or the expectations of Signet’s investors and analysts, especially in times of economic uncertainty. In the past, when the Company has reduced its outlook related to certain measures in its previously provided guidance, the market price of its common stock has declined. If, in the future, Signet’s operating or financial results for a particular period do not meet guidance or the expectations of investors and analysts or if Signet reduces its outlook related to certain measures in its guidance for future periods, the market price of its common stock may decline. In addition, if the analysts that regularly follow the Company’s stock lower their rating or lower their projections for future growth and financial performance, the Company’s stock price could decline.

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

Risks Related to Human Capital

The Company’s ability to recruit, train, motivate and retain suitably qualified sales associates and executive talent could adversely impact sales and earnings.

Management regards the customer experience as an essential element in the success of its business. Competition for suitable sales associates or changes in labor and healthcare laws could require Signet to incur higher labor costs. A shortage of qualified individuals, higher labor costs and the execution of strategic initiatives, including those designed to improve the customer experience, could result in disruptions to the performance of sales associates and an inability to recruit, train, motivate and retain suitably qualified sales associates, which could adversely impact sales and earnings. Likewise, there are risks associated with attracting and retaining key executive talent during periods of leadership transition, such as our appointment of a new chief executive officer (“CEO”) and other recent changes in senior leadership from the reorganization under our Grow Brand Love strategy.

Signet’s success is dependent on the strength and effectiveness of its relationships with its various stakeholders. The Company’s management of its 2030 CSGs as well as changing demand for sustainability initiatives and disclosures could result in additional costs or risks.

We have established and publicly announced 2030 CSGs including commitments to reduce greenhouse gas emissions and protect human rights. These statements reflect integration with our business planning and are subject to a number of risks and uncertainties, many of which are outside our control. The ability for companies to reduce greenhouse gas emissions is dependent on the energy infrastructure of the US, namely the availability and cost of low or non-carbon-based energy sources for our physical locations as well as the availability of low or non-carbon transportation. Prolonged heat or cold periods in key markets could increase electricity and natural gas consumption, potentially offsetting anticipated efficiency gains and cost savings from the Company’s energy efficiency initiatives and impacting the Company’s progress toward achieving its Scope 1 and 2 targets. Changes to the energy mix or less access to renewable energy measures in the regions where our suppliers manufacture our jewelry could impede the Company’s progress toward achieving its Scope 3 reduction targets.

Signet carefully considers a wide range of factors, including stakeholder expectations, regulatory requirements, business goals, and corporate strategies in forming our CSGs and when investing resources in initiatives, disclosures, processes and tools. Standards for tracking and reporting CSG performance continue to evolve. Signet has revised and may continue to reassess and modify CSG goals based on changes to our Company purpose, business objectives, stakeholder expectations and the regulatory environment. Signet may be subject to consumer boycotts from customers on both sides of the ideological spectrum. Any changes to the CSGs may be perceived as a retraction or deviation from our core values. The voluntary disclosure frameworks and standards we select, and the interpretation or application of those frameworks and standards, may be subject to change and may be different from our peers. Further, the methodologies we use for reporting CSG performance may be updated and our previously reported data may be adjusted to reflect improvements in data that is available to us, changing assumptions, changes in our operations and other changes in circumstances. Our processes and controls for reporting such matters across our operations and supply chain are continually evolving as are the differing standards for identifying, measuring, and reporting sustainability-related disclosures that may be required by government agencies. In addition, the State of California recently adopted certain climate disclosure requirements for climate risks and greenhouse gas emissions, and compliance with these rules is expected to require additional resources. Other states may also soon require similar climate disclosure rules. The evolving regulatory landscape related to climate disclosure and greenhouse gas emissions reporting could increase compliance costs and may expose the Company to litigation or regulatory or enforcement risks. Emerging federal and state-level regulations will likely require disclosure of Scope 1, 2, and 3 emissions, as well as third-party assurance over reported data. As climate regulation continues to develop and respond to stakeholder input and legal challenges, Signet may incur additional costs to enhance internal controls, reporting systems, and governance processes to comply with applicable laws and disclosure standards or face potential litigation or enforcement exposure due to regulatory uncertainty. These regulatory measures may also increase climate-related reporting transparency across the jewelry industry allowing external stakeholders to better evaluate relative emissions performance and long-term risks of Signet compared to industry peers. Signet will always prioritize legally required disclosures such as greenhouse gas emissions calculations over voluntary frameworks.

Consequently, it is possible that we may fail to achieve our 2030 CSGs or that our customers, team members, investors, advocacy groups, government agencies or other stakeholders may not be satisfied with the CSGs we set or our efforts to achieve them. Our failure, or perceive failure, to adequately achieve, update or accurately track and report on these CSGs on a timely basis, or at all, could adversely affect our reputation, financial performance and growth, and may expose us to adverse consumer actions, inhibit our ability to attract and retain talent, and subject us to increased scrutiny from the investment community, special interest groups and enforcement authorities. Additionally, there is some indication that sustainability goals are becoming more controversial. Changes in investor and stakeholder perspectives on sustainability could also affect our ability to pursue our CSGs and could lead to increased criticism and associated reputational harm, including as a result of ‘anti-ESG’ sentiment among certain stakeholders, including governmental authorities, regulators, shareholders and customers.

Collective bargaining activity could disrupt the Company’s operations, increase labor costs or interfere with the ability of management to focus on executing business strategies.

The employees of Signet’s diamond polishing factory in Gaborone, Botswana are covered by a collective bargaining agreement. If relationships with these employees become adverse, operations at the factory could experience labor disruptions such as strikes, lockouts, boycotts and public demonstrations, which could negatively impact the Company’s diamond supply, increase costs and cause negative publicity. Labor regulation and the negotiation of new or existing collective bargaining agreements could lead to higher wage and benefit costs, changes in work rules that raise operating expenses, legal costs and limitations on the Company’s ability to take cost-saving measures during economic downturns. Any of these cost increases and constraints on Signet’s operations could adversely impact its results of operations. Further, collective bargaining activity in other industries may adversely affect traffic to our stores or delivery of online orders and in turn negatively impact our sales.

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

The Company’s ability to comply with laws and regulations and adapt to changes thereto, including labor regulations, could adversely affect its business.

Signet’s policies and procedures are designed to comply with applicable laws and regulations including the various state, federal and global laws that govern Signet’s relationship with its employees. Changing legal and regulatory requirements in the US and other jurisdictions in which Signet operates have increased the complexity of the regulatory environment in which the business operates and the cost of compliance. Some examples of these laws include requirements related to minimum wage, sick pay, overtime pay, paid time off, workers’ compensation rates, and healthcare reform. These laws and regulations change frequently, and the ultimate cost of compliance cannot be precisely estimated. Failure to comply with the various regulatory requirements or labor laws may result in damage to Signet’s reputation, civil and criminal proceedings and liability, fines and penalties, and further increase the cost of regulatory compliance. In addition, our ability to recruit and retain staff could be harmed. These consequences could adversely affect the Company’s business.

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

In addition, the Organization for Economic Co-operation and Development (“OECD”) has led international efforts to devise, and to implement on a permanent basis, a two-pillar solution to address the tax challenges arising from the digitalization of the economy. Pillar One focuses on nexus and profit allocation, and Pillar Two provides for a global minimum effective corporate tax rate of 15%. Pillar One would apply to multinational enterprises with annual global revenue above 20 billion euros and profitability above 10%, with the revenue threshold potentially reduced to 10 billion euros in the future. Based on these thresholds, we currently expect to be outside the scope of the Pillar One proposals, though we anticipate that we will be subject to Pillar One in the future if our global revenue exceeds the Pillar One thresholds. In December 2021, the OECD published detailed rules that define the scope of the Pillar Two global minimum effective tax rate proposal. A number of countries, including the UK, have adopted the core elements of the Pillar Two proposal effective for years beginning in 2024, and the European Union has adopted a Council Directive which requires certain Pillar Two rules to be transposed into member states’ national laws from such time. Based on our current understanding of the Pillar Two rules, we believe we are within their scope; however, these rules continue to be subject to interpretation and application in each country. In January 2025, the OECD published revised guidance which included revisions to the treatment of deferred tax assets under Pillar Two for companies with cross-border operations such as Signet. If Bermuda, or jurisdictions in which Signet operates, adopt revisions to their tax code related to this updated OECD guidance, those revisions may override, reduce or eliminate the deferred tax asset that Signet recorded in the fourth quarter of Fiscal 2024 related to the enactment of Bermuda’s Corporate Income Tax Act of 2023. Additionally, these changes may result in unilateral or uncoordinated local country application of the action items. Any such inconsistencies in the tax laws of countries where the Company operates or is incorporated may lead to increased uncertainty with respect to tax positions or otherwise increase the potential for double taxation. Proposals for US tax reform also potentially could have a significant adverse effect on us. In addition, the European Commission has conducted investigations in multiple countries focusing on whether local country tax legislation or rulings provide preferential tax treatment in violation of European Union state aid rules. Any impacts of these actions could increase the Company’s tax liabilities, which in turn could have a material adverse effect on the Company’s results of operations and financial condition.

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
Signet manages cybersecurity risk using a cross-functional approach, which is overseen by the Company’s Board. The Company’s cyber risk management program is designed to anticipate, identify, assess, manage, mitigate, and respond to cybersecurity threats. This program is integrated within the Company’s enterprise risk management (“ERM”) processes and addresses the store and corporate information technology environments, as well as third-party vendors, software, and applications upon which we rely.
The underlying controls of the cyber risk management program are based on recognized best practices and standards for cybersecurity and information technology, including the National Institute of Standards and Technology (“NIST”) Cybersecurity Framework (“CSF”). Signet conducts periodic assessments against the NIST CSF and reviews key cybersecurity risks, utilizing a third party to perform this assessment of the Company’s cyber risk management program. The risk assessments, together with risk-based analysis and judgment, are used to determine security controls to address identified risks. Signet has strategically integrated cybersecurity risk management into the Company’s policies and broader ERM framework to promote a company-wide culture of cybersecurity. Signet considers the following factors, among others, during the process of determining how to address risks and which controls to implement: likelihood and severity of the risk; the impact on the Company, the Company’s customers, employees, and shareholders; and if a risk materializes, the feasibility and cost of controls and the impact of controls on operations.
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
Signet also maintains a risk-based approach for assessing, identifying, and managing risks from cybersecurity threats associated with third-party service providers, third-party software, third-party applications and other companies with whom we do business (such as our outsourced credit card partners). Signet utilizes industry standard tools to assess the criticality of software, data assets, and operational technology. We conduct security assessments of high-risk third-party service providers before engagement to ensure compliance with our cybersecurity standards, including review of the service providers’ System and Organization Controls report to assess their cybersecurity controls and risk assessment. This approach is designed to mitigate risks related to data breaches or other security incidents originating from or otherwise due to reliance on third parties.
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
Governance
Signet’s cybersecurity program is overseen by our CISO, who is the head of the Company’s cybersecurity team, and who reports to Signet’s Chief Digital and Technology Officer (“CDTO”). The CISO is responsible for assessing and managing Signet’s cybersecurity risk management program, regularly informing senior management regarding the prevention, detection, mitigation, and remediation of cybersecurity incidents and supervising such efforts. Our CISO and CDTO have extensive experience assessing and managing cybersecurity programs and cybersecurity risk. Our CISO has served in this position with Signet since 2018, was previously CISO at multiple Fortune 500 retail and hospitality organizations and held senior cybersecurity management roles in the financial services industry. The Signet cybersecurity team supporting the CISO has experience selecting, deploying, and operating cybersecurity technologies, initiatives, and processes around the world, and relies on threat intelligence as well as other information obtained from governmental, public, or private sources, including external consultants engaged by Signet. In addition, a cross-functional management committee has been established to assess cybersecurity breaches, should they occur, to determine whether a breach is material and requires disclosure.
The Governance and Technology Committee of the Board (“GTC”) oversees Signet’s cybersecurity risk exposures and the steps taken by management to monitor and mitigate cybersecurity risks. Two of the members of our GTC are technology executives employed at their respective organizations who are highly technology-fluent and well-versed on cyber risks. The CISO and CDTO regularly brief the GTC on the effectiveness of Signet’s cyber risk management program and risk status. Cybersecurity risks are also reviewed by the full Board, at least annually, as part of the Company’s corporate risk-mapping exercise. In addition to scheduled meetings, the GTC, CISO and CDTO maintain an ongoing dialogue regarding emerging or potential cybersecurity risks. Together, they receive updates on any significant developments in the cybersecurity domain, ensuring the Board’s oversight is proactive and responsive.
ITEM 2. PROPERTIES
The following table provides the location, use and size of Signet’s material corporate, distribution, and other non-retail facilities required to support the Company’s global retail operations as of January 31, 2026:

Location	Function	Approximate square footage	Lease or Own	Lease expiration
Akron, Ohio	Corporate and distribution	546,000	Lease	2048
Akron, Ohio	Training facility	11,000	Lease	2032
Akron, Ohio	Repair facility	38,000	Own	N/A
Barberton, Ohio	Non-merchandise fulfillment	135,000	Lease	2032
Brentwood, Tennessee	Repair facility	17,700	Lease	2028
Charlotte, North Carolina	Corporate and administrative	12,000	Lease	2033
Dallas, Texas	Corporate and administrative	190,000	Lease	2029
Frederick, Maryland	Customer service	14,000	Lease	2026
Kent, Washington	Customer service and virtual studios	10,500	Lease	2029
New York City, New York	Administrative and fulfillment	65,800	Lease	2032
Peoria, Illinois	Repair facility	13,000	Lease	2029
Seattle, Washington	Repair facility	27,500	Lease	2030
Seattle, Washington	Photo studio	11,000	Lease	2027
Markham, Ontario (Canada)	Distribution and fulfillment	31,000	Lease	2031
Birmingham, UK	Corporate, distribution and e-commerce fulfillment	235,000	Own	N/A
Watford, UK	Administrative	20,500	Lease	2037
Gaborone, Botswana	Diamond polishing	34,200	Own	N/A
Herzliya, Israel	Technology center	17,800	Lease	2028
The Company has additional facilities in Dallas, New York, Israel, and the United Arab Emirates, as well as a diamond liaison office in India. Sufficient distribution exists in all geographies to meet the respective needs of the Company’s operations.

Global retail property
Signet attributes great importance to the location and appearance of its stores. Accordingly, in each of Signet’s brands, investment decisions on selecting sites and refurbishing stores are made centrally, and strict real estate and investment criteria are applied. Below is a summary of Signet’s retail operations by geography and reportable segment as of January 31, 2026:

	North America	International	Signet
US	2,238	—	2,238
Canada	91	—	91
UK	—	245	245
Republic of Ireland	—	8	8
Total	2,329	253	2,582
    North America retail property
Signet’s North America segment operates stores and kiosks in the US and Canada, with substantially all of the locations being leased. In addition to a minimum annual rent cost, mall stores may be required to pay rent based on sales above a specified base level. Under the terms of a typical lease, the Company is required to conform and maintain its usage to agreed-upon standards and is responsible for its proportionate share of expenses associated with common area maintenance, utilities and taxes of the location.
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
Below is a summary of lease and cost information for stores and kiosks in the North America segment as of January 31, 2026:

	Typical Initial Lease Term	Average Unexpired Lease Term	Typical Cost of New Store
Kay
Mall	5 years	2 years	$0.7 million to $1.0 million
Off-mall	5 to 10 years	3 years	$0.6 million to $0.9 million
Zales
Mall	5 years	2 years	$0.7 million to $1.1 million
Off-mall	5 years	2 years	$0.6 million to $0.9 million
Jared	10 to 20 years	4 years	$2.2 million to $3.2 million
Diamonds Direct	10 to 20 years	8 years	$3.2 million to $4.0 million
Blue Nile	5 to 10 years	5 years	$1.4 million to $1.9 million
Banter
In-line	3 to 5 years	2 years	$0.3 million to $0.5 million
Kiosk	3 to 5 years	1 year	$0.1 million to $0.2 million
In the North America segment, approximately 27% of US store and kiosk locations are leased from two lessors, and approximately 42% of Canada store locations are leased from three lessors. There is no other individual relationship with any lessor accounting for 10% or more of store locations in either country.
During the past five fiscal years, the Company generally has been successful in renewing its store leases as they expire and has not experienced difficulty in securing suitable locations for its stores. No store lease is individually material to Signet’s operations.
International retail property
The International segment’s stores are generally leased under full repairing and insuring leases (equivalent to triple net leases in the US). Wherever possible, Signet is shortening the length of new leases that it enters into or including break clauses in order to improve the flexibility of its lease commitments. As of January 31, 2026, the average unexpired lease term of International premises was four years, and a majority of leases had either break clauses or terms expiring within five years. Rents are usually subject to upward review every five years if market conditions so warrant. An increasing proportion of rents also have an element related to the sales of a store, subject to a minimum annual value.
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

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market and dividend information
The Company’s common shares (symbol: SIG) are traded on the New York Stock Exchange (“NYSE”).
Future payments of quarterly dividends will be based on Signet’s ability to satisfy all applicable statutory and regulatory requirements and its continued financial strength. Any future payment of cash dividends will depend upon such factors as Signet’s earnings, capital requirements, financial condition, restrictions under Signet’s borrowing arrangements, legal restrictions and other risk factors deemed relevant by the Board. See Item 1A Risk Factors.
Number of common shareholders
As of March 13, 2026, there were approximately 6,168 shareholders of record of the Company’s common shares.
Issuer purchases of equity securities
The following table contains the Company’s repurchases of common shares in the fourth quarter of Fiscal 2026:

Period	Total number of shares purchased	Average price paid per share (1)	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
November 2, 2025 to November 29, 2025	—	$—	—	$544,923,002
November 30, 2025 to December 27, 2025	—	$—	—	$544,923,002
December 28, 2025 to January 31, 2026 (2)	297,116	$90.86	297,116	$544,625,886
Total	297,116	$90.86	297,116	$544,625,886
(1)     The average price paid per share excludes commissions paid of $4,457 in connection with the repurchases made under the 2017 Share Repurchase Program.
(2)     Includes shares repurchased under a 10b5-1 Trading Plan adopted by the Company under the 2017 Share Repurchase Program entered into for the period between January 5, 2026 to March 17, 2026 to repurchase up to $90 million of common shares pursuant to a trading grid at prices ranging from $85 to $120 per share.

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
Historical share price performance should not be relied upon as an indication of future share price performance. The following graph compares the cumulative total return to holders of Signet’s common shares against the cumulative total return of the S&P 500 Index and the S&P 500 Specialty Retail Index for the five-year period ended January 31, 2026. The comparison of the cumulative total returns for each investment assumes that $100 was invested in Signet’s common shares and the respective indices on January 30, 2021 through January 31, 2026.

Cumulative Total Return
300
250
200
150
100
50
Index Value
January 30, 2021
January 29, 2022
January 28, 2023
February 3, 2024
February 1, 2025
January 31, 2026
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
This management's discussion and analysis provides comparisons of material changes in the consolidated financial statements for Fiscal 2026 and Fiscal 2025. For a comparison of Fiscal 2025 and Fiscal 2024, refer to Item 7 included in our Annual Report on Form 10-K for the year ended February 1, 2025 filed with the SEC on March 19, 2025.
OVERVIEW
Overall performance
Signet’s total sales decreased by 0.3% during the fourth quarter of Fiscal 2026 compared to the same period in Fiscal 2025. The Company saw same store sales decline of 0.7% during the quarter, with low single-digit declines in bridal and fashion, while services grew mid-single-digits in the North America segment compared to prior year quarter on the strength of the extended service plan offerings. Despite the overall decline in the quarter, we delivered positive performance during the 10 peak selling days of the Holiday Season, which continued for the balance of fourth quarter. Merchandise average unit retail (“AUR”) increased overall and in all categories, which offset an overall decline in units period over period. During the fourth quarter of Fiscal 2026, AUR was up 5.6% in the North America reportable segment and up 4.0% in the International reportable segment compared to the fourth quarter of Fiscal 2025. AUR in North America was bolstered by a focus on our assortment strategy, particularly in LGD fashion, as well as the impact of higher gold prices. Same store sales in the International reportable segment were up 2.1% in the fourth quarter.
Refer to the “Results of Operations” section below for additional information on performance during Fiscal 2026.
Grow Brand Love strategy
In Fiscal 2026, the Company launched its transformative Grow Brand Love strategy, which focuses on driving sustainable growth and builds on a strong core foundation to create shareholder value. In addition, this strategy emphasizes style and product innovation, captivating customer experiences, and brand loyalty while harnessing centralized core capabilities. In Fiscal 2027, we will be applying the learnings from year one to refine each of the strategy’s imperatives. The three strategic imperatives of the Grow Brand Love framework have evolved into: shaping distinct and coveted brands; unlocking portfolio value; and strengthening our operating model.
See the Purpose & Strategy section within Item 1 of this Annual Report on Form 10-K for additional information.
Fiscal 2027 Outlook
The Company anticipates same store sales in the range of down 1.25% to up 2.5% for Fiscal 2027. This range is driven by the positive momentum and traction going into Fiscal 2027 in our core brands, while allowing for flexibility in consumer spending. The Company has also excluded the Digital brands from this estimate of same store sales beginning in the second quarter of Fiscal 2027, following the transition and repositioning of the James Allen brand into Blue Nile. The Company believes that it can build on its imperatives under the Grow Brand Love strategy in year two by shaping distinct and coveted brands, unlocking additional portfolio model and optimizing the operating model. The Company is sharpening its go-to-market strategy for each of its three largest brands, and we will be taking actions to improve the customer experience, both in-store and online. This includes accelerating our store renovation schedule to ensure brand relevance and consistency as we implement relevant marketing campaigns to enhance the shopping experience. The Company’s online focus will be on storytelling and curation for customers, with marketing spend targeted at fueling engagement in channels that customers interact with the most.
The Company continues to closely monitor ongoing activities related to changes to US economic policy, including impacts from both taxes and tariffs. The second quarter of Fiscal 2026 saw significant activity on new tariff announcements on countries such as India and Italy, where the Company purchases significant amounts of merchandise and diamonds. We believe that we are now able to mitigate the majority of the higher tariffs through strategic sourcing initiatives by working with vendors to maximize production timing and country of origin, as well as by value engineering merchandise at the right price points. The Company believes that its well-balanced assortment and promotional cadence for the Holiday Season discussed above will continue to mitigate the impacts of the tariff environment and higher gold prices. In February 2026, the US Supreme Court struck down certain tariffs implemented in April 2025 under the International Emergency Economic Powers Act (“IEEPA”). Management has not currently forecasted any impacts from the recent ruling, including potential refunds of tariffs paid under IEEPA or alternative tariff structures that may be implemented by the current administration, as the timing and amount of such impacts remain highly uncertain.

The Company also continues to evaluate other macroeconomic factors on its business, such as inflation and potential impacts of the conflicts in the Middle East. As previously discussed, Signet operates quality control and technology centers in Israel, and to date, these operations have not been impacted by the geopolitical conflict in the Middle East. While the Company currently does not expect disruptions to its operations in Israel to have a material impact on the Company’s results of operations, the Company will continue to closely monitor this conflict and any impacts on its business, as well as its team members in Israel. Uncertainties exist that could impact the Company’s results of operations or cash flows in the future, such as competitive pricing pressure, including on lab-grown diamonds, impacts of the US government shut down on consumer spending, continued inflationary impacts (including, but not limited to, materials, labor, fulfillment and advertising costs), adverse shifts in consumer discretionary spending, slower than anticipated recovery of engagements, deterioration of consumer credit, supply chain disruptions to the Company’s business, the Company’s ability to recruit and retain qualified team members, and organized retail crime and its impact to mall traffic. See “Forward-Looking Statements” above as well as the “Risk Factors” section within Item 1A.
Market and operating conditions
The Company operates in the highly competitive jewelry industry and faces a dynamic retail landscape and challenging global macro-economic environment throughout the geographies where it does business as described above. Refer to Item 1 for additional information on the Company’s business, markets and strategy.
RESULTS OF OPERATIONS
Fiscal 2026 Overview
Similar to many other retailers, Signet follows the retail 4-4-5 reporting calendar. Both Fiscal 2026 and Fiscal 2025 were 52-week reporting periods.
Same store sales
Management considers same store sales useful as it is a major benchmark used by investors to judge performance within the retail industry. Same store sales is calculated by comparison of sales in stores that were open in both the current and the prior fiscal year, excluding the impacts of changes in foreign exchanges rates, as further described below. Sales from stores that have been open for less than 12 months are excluded from the comparison until their 12-month anniversary. Similarly, sales from acquired businesses made within the last 12 months are excluded from the comparison until their 12-month anniversary. Sales from stores that were acquired during the period and have not been included in the Company’s results for both the current and prior period presented are also excluded from same store sales. Sales after the 12-month anniversary are compared against the equivalent prior period sales within the comparable store sales comparison. Stores closed in the current financial period are included up to the date of closure and the comparative period is correspondingly adjusted. Stores that have been relocated or expanded, but remain within the same local geographic area, are included within the comparison with no adjustment to either the current or comparative period. Stores that have been refurbished are also included within the comparison except for the period when the refurbishment was taking place, when those stores are excluded from the comparison both for the current year and for the comparative period. Same store sales are also impacted by certain accounting adjustments to sales, primarily related to the deferral of revenue from the Company’s extended service plans.
E-commerce sales include all sales with customers that originate online, including direct to customer, ship to store, and BOPIS. E-commerce sales are included in the calculation of same store sales for the period and the comparative figures from the 12-month anniversary of the launch of the relevant website. Brick and mortar same store sales are calculated by removing the e-commerce sales from the same store sales calculation described above.
In a 53-week reporting period, the 14th week in the fourth quarter and 53rd week for the full year are excluded from same store sales in the fiscal year in which they occur. In the subsequent fiscal year, same store sales is calculated by aligning the sales weeks of the current period to the equivalent sales weeks in the prior fiscal year period.
Foreign currency impact on sales
The Company provides the year-over-year change in total sales excluding the impact of foreign currency fluctuations, which is a non-GAAP measure, to provide transparency to performance and enhance investor’s understanding of underlying business trends. The effect from foreign currency, calculated on a constant currency basis, is determined by applying current year average exchange rates to prior year sales in local currency.
Merchandise average unit retail (“AUR”)
AUR is defined as merchandise product sales on a constant currency basis, net of discounts and promotions, divided by merchandise units. AUR is measured each period based on reported sales for the corresponding period presented.

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
Factors that influence gross margin include pricing, promotional environment, changes in merchandise costs (including the underlying costs of diamond, gold and other precious metals and gemstones), changes in non-merchandise components of cost of sales (as described above), changes in sales mix, foreign exchange, and the economics of services such as repairs and extended service plans.
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
Selling, general and administrative expenses (“SG&A”)
SG&A is mostly composed of store staff and store administrative costs as well as advertising and promotional costs. SG&A also includes centralized administrative expenses such as information technology, credit costs and other administrative operating expenses not specifically categorized elsewhere in the consolidated statements of operations.
The primary drivers of staffing costs are the number of full-time equivalent team members and the level of compensation, payroll taxes, benefits and incentives. Management varies, on a store by store basis, the hours worked based on the expected level of selling activity, subject to minimum staffing levels required to operate the store. Non-store staffing levels are less variable. A significant element of compensation is performance-based and is primarily dependent on sales and operating income.
The level of advertising expenditures can vary year over year. In order to evolve its marketing allocations based on consumer habits, business needs, and maximize return on its advertising investments, the Company primarily focuses its spend on digital and social marketing, supplemented by advertising on premium video across both linear and streaming platforms.
Other operating (expense) income, net
Other operating (expense) income, net primarily consists of miscellaneous operating income and expense items such as litigation settlements, restructuring charges, gains or losses on the sale of assets (including divestitures), foreign currency gains and losses, and gains and losses from undesignated derivative contracts. See Note 21 of Item 8 for further detail on the Company’s other operating (expense) income, net.

Comparison of Fiscal 2026 to Prior Year

	Fiscal 2026		Fiscal 2025
(in millions, except per share amounts)	$	% of total sales	$	% of total sales
Merchandise sales	$6,010.1	88.2%	$5,958.6	88.9%
Service sales	803.5	11.8	745.2	11.1
Total sales	6,813.6	100.0	6,703.8	100.0
Cost of sales	(4,119.0)	(60.5)	(4,078.2)	(60.8)
Gross margin	2,694.6	39.5	2,625.6	39.2
Selling, general and administrative expenses	(2,173.2)	(31.9)	(2,122.6)	(31.7)
Asset impairments, net	(91.6)	(1.3)	(372.0)	(5.5)
Other operating expense, net	(36.7)	(0.5)	(20.3)	(0.3)
Operating income	393.1	5.8	110.7	1.7
Interest income, net	4.0	0.1	9.8	0.1
Other non-operating income, net	1.0	—	3.7	0.1
Income before income taxes	398.1	5.8	124.2	1.9
Income taxes	(103.7)	(1.5)	(63.0)	(0.9)
Net income	294.4	4.3	61.2	0.9
Dividends on redeemable convertible preferred shares	—	—	(96.8)	(1.4)
Net income (loss) attributable to common shareholders	$294.4	4.3%	$(35.6)	(0.5)%

Diluted earnings (loss) per share	$7.08	nm	$(0.81)	nm
nm    Not meaningful.
Sales
Signet’s total sales increased 1.6% to $6.81 billion compared to $6.70 billion in the prior year. Same store sales increased 1.3%, compared to a decrease of 3.4% in the prior year. These increases were primarily driven by filling merchandise assortment gaps at key price points both in fashion and in bridal, particularly in the largest brands, which led to higher AUR compared to the prior year. Services also continued to grow year over year, increasing approximately $58 million compared to the prior year, primarily due to higher extended service plan attachment rates. These increases were unfavorably impacted by same store sales declines in the James Allen and Diamonds Direct brands in the current year compared to the prior year.
E-commerce sales were $1.49 billion in Fiscal 2026, down $36.0 million or 2.4%, compared to $1.52 billion in the prior year. E-commerce sales accounted for 21.8% of total sales, down slightly from 22.7% of total sales in the prior year. The decrease in total e-commerce sales was driven by the underperformance in the James Allen brand noted above. Brick and mortar same store sales increased 2.3% from the prior period.
The breakdown of Fiscal 2026 sales performance by reportable segment is set out in the table below:

	Change from previous year
	Same store sales	Non-same store sales, net	Total sales at constant exchange rate	Exchange translation impact	Total sales as reported	Total reported sales (in millions)
North America reportable segment	1.2%	(0.2)%	1.0%	—%	1.0%	$6,363.6
International reportable segment	2.6%	2.7%	5.3%	4.7%	10.0%	$410.4
Other reportable segment (1)	nm	nm	nm	nm	nm	$39.6
Signet	1.3%	0.1%	1.4%	0.2%	1.6%	$6,813.6
(1)    Includes sales from Signet’s diamond sourcing operation.
nm    Not meaningful.
North America sales
The North America reportable segment’s total sales were $6.36 billion in Fiscal 2026 compared to $6.30 billion in the prior year, up 1.0%. Same store sales increased 1.2% compared to a decrease of 3.6% in the prior year. These increases reflect the focus on the largest brands in both bridal and fashion, an enhanced assortment strategy, as well as continued growth in services. The improved assortment across the bridal and fashion categories drove strong AUR growth of 7.6% compared to the prior year. The number of units sold decreased 6.9%, primarily driven by unit decrease in the Banter brand. The overall increase for the year was negatively impacted by the underperformance of the James Allen and Diamonds Direct brands as noted above.

International sales
The International reportable segment’s total sales increased 10.0% during Fiscal 2026, or 5.3% at constant exchange rates, to $410.4 million compared to $373.2 million in the prior year. The number of units decreased 2.8% and AUR increased 4.2% over prior year. Same store sales increased 2.6% compared to a decrease of 0.5% in the prior year. Reported sales were favorably impacted by a change in estimate in the product protection plan commissions revenue recognized of approximately $15 million, as further discussed in Note 3 of Item 8.
Gross margin
Gross margin for Fiscal 2026 was $2.7 billion or 39.5% of sales compared to $2.6 billion or 39.2% of sales in Fiscal 2025. The increase in overall gross margin in both total dollars and as a percentage of sales for Fiscal 2026 reflects a slight increase in merchandise margins year over year, driven by higher AUR in fashion and bridal, growth in services and refined pricing and assortment strategies, all while navigating pressure from tariffs and notable increases in gold prices. Improved leverage from occupancy and efficiencies in inventory management, including accelerating scrap recovery to take advantage of higher gold prices, also continued to favorably impact overall gross margin.
Selling, general and administrative expenses
SG&A for Fiscal 2026 was $2.17 billion or 31.9% of sales compared to $2.12 billion or 31.7% of sales in Fiscal 2025. The increase in SG&A in dollars and as a percentage of sales was primarily driven higher incentive compensation, store labor costs and change management costs for the reorganization, partially offset by savings under the Grow Brand Love initiatives and disciplined expense management.
Asset impairments, net
During Fiscal 2026, the Company recorded non-cash, pre-tax asset impairments related to the impairment of long-lived assets and intangible assets of $91.6 million, of which $74.6 million was related to the impairment of the goodwill and indefinite-lived trade names, primarily related to the Digital brands, and $17.0 million related to the impairment of long-lived assets and cloud computing arrangements. During Fiscal 2025, the Company recorded non-cash, pre-tax asset impairments related to the impairment of long-lived assets and intangible assets of $372.0 million, of which $366.5 million related to the impairment of the goodwill and indefinite-lived trade names for Diamonds Direct and the Digital brands and $5.5 million was related to the impairment of long-lived assets. See Note 14 of Item 8 for additional information on the asset impairments.
Other operating (expense) income, net
In Fiscal 2026, other operating expense was $36.7 million compared to expense of $20.3 million in Fiscal 2025. Fiscal 2026 was primarily driven by restructuring and related charges of $26.5 million related to actions under the Company’s Grow Brand Love strategy. Fiscal 2025 was primarily driven by restructuring and related charges of $11.5 million. See Note 21 and Note 25 of Item 8 for additional information.
Operating income
In Fiscal 2026, operating income was $393.1 million or 5.8% of sales compared to $110.7 million or 1.7% of sales in Fiscal 2025. The increase in operating income was primarily driven by lower goodwill and indefinite-lived intangible asset impairment charges taken in the current year and stronger sales performance, partially offset by higher SG&A and restructuring costs.
North America operating income
In Fiscal 2026, operating income in the North America reportable segment was $452.6 million, or 7.1% of segment sales, and includes $91.6 million of asset impairment charges primarily related to goodwill and indefinite-lived intangible assets and $16.4 million of restructuring and related charges. In Fiscal 2025, operating income in the North America reportable segment was $173.7 million, or 2.8% of segment sales, and included $371.7 million of asset impairment charges primarily related to goodwill and indefinite-lived intangible assets, $6.9 million of restructuring and related charges and $1.3 million of leadership transition costs.
International operating income
In Fiscal 2026, operating income in the International reportable segment was $16.3 million, or 4.0% of segment sales, and includes approximately $15 million related to increased product protection plan commission revenue noted above, $4.1 million of losses from the previously announced divestiture of the UK prestige watch business and $0.5 million of restructuring and related charges. In Fiscal 2025, operating income in the International reportable segment was $1.0 million, or 0.3% of segment sales, and included $5.2 million of restructuring and related charges and $2.6 million of net losses from the divestiture of the UK prestige watch business.

Corporate and unallocated expenses
In Fiscal 2026, corporate and unallocated expenses were $70.0 million, compared to $53.2 million in Fiscal 2025. The increase was driven primarily by higher incentive compensation year over year discussed above. The Company incurred $9.6 million of restructuring and related charges in Fiscal 2026 and $6.7 million of leadership transition costs in Fiscal 2025.
Interest income, net
In Fiscal 2026, net interest income was $4.0 million compared to net interest income of $9.8 million in Fiscal 2025. The decrease in net interest income was primarily the result of lower cash balances earning interest due to common share repurchases and cash used during Fiscal 2025 for the redemptions of the redeemable Series A Convertible Preference Shares (the “Preferred Shares”) and repayment of the Senior Notes. Signet had no outstanding debt in Fiscal 2026.
Income taxes
Signet and its Bermuda domiciled subsidiaries were not subject to income tax in Bermuda prior to Fiscal 2026. On December 27, 2023, Bermuda enacted a 15% corporate income tax that became effective for the Company in Fiscal 2026. The legislation includes a provision referred to as the economic transition adjustment (“ETA”) which was intended to provide a fair and equitable transition into the tax regime. The ETA allows companies to establish tax basis in the assets and liabilities at fair value as of September 30, 2023, excluding goodwill, of any entity subject to the tax. As a result of this provision, the Company recorded a $263.3 million deferred tax asset in the fourth quarter of Fiscal 2024 related to the tax basis of certain intangible assets, which it expects to utilize to reduce future cash taxes paid in Bermuda over approximately a 10-year period beginning in Fiscal 2026. The Organisation for Economic Co-operation and Development (“OECD”) issued guidance which would limit the cash benefit recognized under the OECD’s Pillar Two related to the $263.3 million deferred tax asset to the amortization recognized in the first two years of the 10-year period, or approximately $52.7 million.
On July 4, 2025, the One Big Beautiful Bill Act (the “Act”) was enacted in the US. The Act includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework, and the restoration of tax treatment for certain business provisions. Upon enactment during Fiscal 2026, the Act did not have any material impact on the Company’s Fiscal 2026 effective tax rate, consolidated financial condition or results of operations.
Income tax expense for Fiscal 2026 was $103.7 million, with an effective tax rate (“ETR”) of 26.0%, compared to income tax expense of $63.0 million, with an effective tax rate of 50.7% in Fiscal 2025. The ETR for the current year was higher than the Bermuda corporate income tax rate primarily as a result of the unfavorable impact of foreign rate differences (primarily in the US) and unfavorable discrete tax items recognized, including non-deductible goodwill impairment charges of $53.6 million. The ETR in the prior year comparable period was different than the US federal income tax rate, primarily due to the non-deductible impairment charges described above, partially offset by the favorable impact from the Company’s global reinsurance and financing arrangements.
Refer to Note 10 of Item 8 for additional information.
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

(in millions)	January 31, 2026	February 1, 2025	February 3, 2024
Cash and cash equivalents	$874.8	$604.0	$1,378.7
Less: Current portion of long-term debt	—	—	(147.7)
Net cash	$874.8	$604.0	$1,231.0

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

(in millions)	Fiscal 2026	Fiscal 2025	Fiscal 2024
Net cash provided by operating activities	$678.8	$590.9	$546.9
Capital expenditures	(153.5)	(153.0)	(125.5)
Free cash flow	$525.3	$437.9	$421.4
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

(in millions)	Fiscal 2026	Fiscal 2025	Fiscal 2024
Net income	$294.4	$61.2	$810.4
Income taxes	103.7	63.0	(170.6)
Interest income, net	(4.0)	(9.8)	(18.7)
Depreciation and amortization	147.5	148.2	161.9
Amortization of unfavorable contracts	(1.8)	(1.8)	(1.8)
EBITDA	$539.8	$260.8	$781.2
Other non-operating (income) expense, net	(1.0)	(3.7)	0.4
Share-based compensation	26.9	22.2	41.1
Other accounting adjustments
Asset impairments (1)	91.3	369.2	7.1
Restructuring and related charges (2)	26.1	12.1	7.5
Loss (gain) on divestitures, net (3)	4.1	2.6	(12.3)
Integration-related expenses (4)	—	1.1	22.0
Leadership transition costs (5)	—	1.8	—
Litigation charges (6)	—	—	(3.0)
Adjusted EBITDA	$687.2	$666.1	$844.0
Rent expense	429.0	434.3	439.8
Adjusted EBITDAR	$1,116.2	$1,100.4	$1,283.8
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
(3)    Fiscal 2026 and 2025 includes charges associated with the previously announced divestiture of the UK prestige watch business. Fiscal 2024 includes gain on sale of certain retail operations of the UK prestige watch business, net of transaction costs. Refer to Note 4 of Item 8 for additional information.
(4)    Primarily includes severance and retention, exit and disposal costs and system decommissioning costs related to the integration of Blue Nile.
(5)    Primarily includes professional fees incurred for the search for the Company’s CEO, as well as severance and related costs incurred as part of other leadership transitions.
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

(in millions)	Fiscal 2026	Fiscal 2025	Fiscal 2024
Operating income	$393.1	$110.7	$621.5
Asset impairments (1)	91.3	369.2	7.1
Restructuring and related charges (2)	26.5	12.1	7.5
Loss (gain) on divestitures, net (3)	4.1	2.6	(12.3)
Integration-related expenses (4)	—	1.1	22.0
Leadership transition costs (5)	—	2.4	—
Litigation charges (6)	—	—	(3.0)
Adjusted operating income	$515.0	$498.1	$642.8

Operating margin	5.8%	1.7%	8.7%
Adjusted operating margin	7.6%	7.4%	9.0%
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
(3)    Fiscal 2026 and 2025 includes charges associated with the previously announced divestiture of the UK prestige watch business. Fiscal 2024 includes gain on sale of certain retail operations of the UK prestige watch business, net of transaction costs. Refer to Note 4 of Item 8 for additional information.
(4)    Primarily includes severance and retention, exit and disposal costs and system decommissioning costs related to the integration of Blue Nile.
(5)    Primarily includes professional fees incurred for the search for the Company’s CEO, as well as severance and related costs incurred as part of other leadership transitions.
(6)    Fiscal 2024 includes a credit to income related to the adjustment of a prior litigation accrual recognized in Fiscal 2023.
5. Adjusted diluted earnings (loss) per share (“EPS”)
Adjusted diluted EPS is a non-GAAP measure defined as diluted EPS excluding the impact of certain items which management believes are not necessarily reflective of normal operational performance during a period. Management finds the information useful when analyzing financial results in order to appropriately evaluate the performance of the business without the impact of these certain items. In particular, management believes the consideration of measures that exclude such items can assist in the comparison of performance in different periods which may or may not include such items. The Company estimates the tax effect of all non-GAAP adjustments by applying a statutory tax rate to each item. The income tax items represent the discrete amount that affected the diluted EPS during the period.

	Fiscal 2026	Fiscal 2025	Fiscal 2024
Diluted EPS	$7.08	$(0.81)	$15.01
Asset impairments (1)	2.19	8.39	0.13
Restructuring and related charges (2)	0.64	0.27	0.14
Loss (gain) on divestitures, net (3)	0.10	0.06	(0.22)
Integration-related expenses (4)	—	0.02	0.41
Leadership transition costs (5)	—	0.05	—
Litigation charges (6)	—	—	(0.06)
Pension settlement loss (7)	—	—	0.02
Tax impact of items above	(0.41)	(0.66)	(0.18)
Deemed dividend on redemption of Preferred Shares (8)	—	1.93	—
Dilution effect (9)	—	(0.31)	—
Bermuda economic transition adjustment (10)	—	—	(4.88)
Adjusted diluted EPS	$9.60	$8.94	$10.37

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
(3)    Fiscal 2026 and 2025 includes charges associated with the previously announced divestiture of the UK prestige watch business. Fiscal 2024 includes gain on sale of certain retail operations of the UK prestige watch business, net of transaction costs. Refer to Note 4 of Item 8 for additional information.
(4)    Primarily includes severance and retention, exit and disposal costs and system decommissioning costs related to the integration of Blue Nile.
(5)    Primarily includes professional fees incurred for the search for the Company’s CEO, as well as severance and related costs incurred as part of other leadership transitions.
(6)    Fiscal 2024 includes a credit to income related to the adjustment of a prior litigation accrual recognized in Fiscal 2023.
(7)     Includes charges associated with wind-up and settlement of the UK pension plan.
(8)    As described in Note 6 of Item 8, the Company recorded a deemed dividend to net income (loss) attributable to common shareholders of $85.2 million in Fiscal 2025, which represents the excess of the conversion value of the Preferred Shares over their carrying value upon redemption and includes $1.6 million of related expenses.
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
6. Leverage ratios
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

(in millions)	Fiscal 2026	Fiscal 2025	Fiscal 2024
Debt and net debt:
Current portion of long-term debt	$—	$—	$147.7
Preferred Shares	—	—	655.5
Debt	$—	$—	$803.2
Less: Cash and cash equivalents	874.8	604.0	1,378.7
Net debt	$(874.8)	$(604.0)	$(575.5)

Adjusted EBITDA	$687.2	$666.1	$844.0

Debt leverage ratio	—x	—x	1.0x

Net debt leverage ratio	-1.3x	-0.9x	-0.7x

(in millions)	Fiscal 2026	Fiscal 2025	Fiscal 2024
Adjusted debt and adjusted net debt:
Current portion of long-term debt	$—	$—	$147.7
Preferred Shares	—	—	655.5
Operating lease liabilities - current	286.9	279.9	260.3
Operating lease liabilities - non-current	930.4	900.0	835.7
Adjusted debt	$1,217.3	$1,179.9	$1,899.2
Less: Cash and cash equivalents	874.8	604.0	1,378.7
Adjusted net debt	$342.5	$575.9	$520.5

Adjusted EBITDAR	$1,116.2	$1,100.4	$1,283.8

Adjusted debt leverage ratio	1.1x	1.1x	1.5x

Adjusted net debt leverage ratio	0.3x	0.5x	0.4x
LIQUIDITY AND CAPITAL RESOURCES
Overview
The Company’s primary sources of liquidity are cash on hand, cash provided by operations and availability under its senior secured asset-based revolving credit facility (the “ABL”). As of January 31, 2026, the Company had $874.8 million of cash and cash equivalents and no outstanding borrowings on the ABL. The available borrowing capacity on the ABL was $1.2 billion as of January 31, 2026.
The Company maintains a disciplined approach to capital allocation, utilizing the following priorities: 1) Invest in organic growth; 2) maintain a conservative balance sheet; and 3) return capital to shareholders through share repurchases and dividends.
Invest in organic growth
The strategic imperatives of the Company’s Grow Brand Love transformation strategy have been designed to drive sustainable growth by building on a strong core foundation to create shareholder value and coveted brands. In order to achieve these goals, the Company has reorganized strategic areas of our business such as marketing and sourcing to streamline operations, increase efficiencies, improve accountability and reduce costs. This reorganization has already begun to enable our go-to-market strategies and contribute towards our efforts to strengthen our brand portfolio, and builds a strong foundation as we go into year two of Grow Brand Love to take actions to improve the customer experience and further transform our approach to marketing. We are also continuing to optimize our real estate footprint to support the positioning of our brands and modernizing our stores through capital improvements. These real estate initiatives will include the closure of underperforming stores, repositioning stores out of declining venues, renovation of stores and an increased focus on transference from closed locations to capitalize on brand equity across the portfolio. The Company invested $153.5 million for capital expenditures and $41.5 million related to investments in digital and cloud information technology initiatives in Fiscal 2026.
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
The Company uses leverage ratios to assess the effectiveness of its capital allocation strategy. The Company maintained a 1.1x adjusted leverage ratio through the end of Fiscal 2026, and was 0.3x on an adjusted net debt basis. Net debt to adjusted EBITDA was (1.3)x.

Returning capital to shareholders
The Company remains committed to its goal of returning capital to shareholders, which includes being a dividend growth company. For the fifth year in a row, Signet has increased its quarterly common dividend from $0.32 per share in Fiscal 2026 to $0.35 per share beginning in Fiscal 2027. The Company also remains focused on common share repurchases under its 2017 Share Repurchase Program. The Company repurchased $205.2 million of common shares during Fiscal 2026, with $517.9 million of shares authorized for repurchase remaining as of January 31, 2026. See Note 7 of Item 8 for additional information related to the common share repurchases.
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
Summary cash flow
The following table provides a summary of Signet’s cash flow activity for Fiscal 2026 and Fiscal 2025:

(in millions)	Fiscal 2026	Fiscal 2025
Net cash provided by operating activities	$678.8	$590.9
Net cash used in investing activities	(157.5)	(159.1)
Net cash used in financing activities	(264.8)	(1,199.5)
Increase (decrease) in cash and cash equivalents	256.5	(767.7)

Cash and cash equivalents at beginning of period	604.0	1,378.7
Increase (decrease) in cash and cash equivalents	256.5	(767.7)
Effect of exchange rate changes on cash and cash equivalents	14.3	(7.0)
Cash and cash equivalents at end of period	$874.8	$604.0
Operating activities
Net cash provided by operating activities in Fiscal 2026 was $678.8 million compared to $590.9 million in the prior year comparable period. The change in operating cash flows compared to prior year was primarily driven by better working capital efficiency in the current year period. The significant movements in operating cash flows are further described below:
•Net income was $294.4 million compared to net income of $61.2 million in the prior year period, an increase of $233.2 million. This increase was primarily the result of higher gross profit in the current year period and non-cash asset impairment charges of $372.0 million recorded in the prior year period, partially offset by non-cash asset impairment charges of $91.6 million and restructuring and related charges of $26.5 million recorded in Fiscal 2026. See Note 14 and Note 25 of Item 8 for additional information.
•Cash flows were favorably impacted by lower overall year-over-year net income tax payments of $77.8 million, compared to net cash payments of $115.5 million in the prior year period. Refer to Note 10 of Item 8 for additional information.
•Cash provided by inventory was $23.2 million compared to a source of $1.0 million in the prior year period. Inventory was relatively flat compared to the prior year. The increases in gold prices and higher tariffs were offset by improved inventory management by the Company, including initiatives such as the acceleration of scrap to take advantage of higher gold prices.

•Cash provided by accounts payable was $5.4 million compared to a source of $28.7 million in the prior year period. Accounts payable balances were relatively consistent in Fiscal 2026. The Fiscal 2025 source was primarily a result of replenishment of inventory.
•Cash provided by accrued expenses and other liabilities was $14.7 million compared to a use of $31.2 million in the prior year period. The difference compared to the prior year period is primarily due to higher accrued incentive compensation in Fiscal 2026 and timing of advertising payments in the prior year.
Investing activities
Net cash used in investing activities in Fiscal 2026 was $157.5 million compared to a use of $159.1 million in the prior year period. Cash used in Fiscal 2026 was primarily related to capital expenditures of $153.5 million, compared to $153.0 million in Fiscal 2025. Capital expenditures are associated with new stores, remodels of existing stores, and capital investments in digital and information technology.
Stores opened and closed in Fiscal 2026:

	February 1, 2025	Openings	Closures	January 31, 2026
North America segment (1)	2,379	14	(64)	2,329
International segment (1)	263	—	(10)	253
Signet	2,642	14	(74)	2,582
(1)    The net change in selling square footage for Fiscal 2026 for the North America and International segments was (0.9)% and (2.9)%, respectively.
Financing activities
Net cash used in financing activities in Fiscal 2026 was $264.8 million, consisting of the repurchase of $205.2 million of common shares, common share dividends paid of $51.9 million and payments for withholding taxes related to the settlement of the Company’s share-based compensation awards of $7.7 million.
Net cash used in financing activities in Fiscal 2025 was $1.2 billion, primarily consisting of the repurchase of the Preferred Shares of $813.8 million, the repayment of the Senior Notes of $147.8 million, the repurchase of $138.0 million of common shares, preferred and common share dividends paid of $67.1 million, and payments for withholding taxes related to the settlement of the Company’s share-based compensation awards of $28.5 million.
Movement in cash and indebtedness
Cash and cash equivalents at January 31, 2026 were $874.8 million compared to $604.0 million as of February 1, 2025. The increase year over year was primarily driven by cash flow from operations described above, resulting from stronger performance and working capital efficiency during the past year, offset partially by common share repurchases and capital expenditures. Signet holds cash and cash equivalents at a number of large, highly-rated financial institutions. The amount held at each financial institution takes into account the credit rating and size of the financial institution and is held for short-term durations.
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
The Company had no outstanding debt as of January 31, 2026, nor were there any borrowings on the ABL during Fiscal 2026. The Company had stand-by letters of credit on the ABL of $16.0 million as of January 31, 2026 that reduced remaining borrowing availability. Available borrowing capacity under the ABL was $1.2 billion as of January 31, 2026.
In the prior year comparable period, there were $253.0 million of borrowings under the ABL, which were fully repaid by the end of the year. The Company had no outstanding debt as of February 1, 2025. As further described in Note 20 of Item 8, the Company fully repaid the Senior Notes upon maturity in the second quarter of Fiscal 2025 using cash on hand.
As of January 31, 2026 and February 1, 2025, the Company was in compliance with all debt covenants.
Capital availability
Signet’s level of borrowings and cash balances fluctuate during the year reflecting the seasonality of its cash flow requirements and business performance. Management believes that cash balances and the availability under the ABL are sufficient for both its present and near-term requirements. The following table provides a summary of these items as of January 31, 2026, February 1, 2025 and February 3, 2024:

(in millions)	January 31, 2026	February 1, 2025	February 3, 2024
Working capital (1)	$1,134.7	$880.7	$1,560.6
Capitalization:
Current portion of long-term debt	$—	$—	$147.7
Preferred Shares	—	—	655.5
Shareholders’ equity	1,966.2	1,851.8	2,166.5
Total capitalization	$1,966.2	$1,851.8	$2,969.7

Additional amounts available under credit agreements	$1,171.7	$1,162.4	$1,134.2
(1) Includes cash and cash equivalents and current portion of long-term debt
If the excess availability under the ABL falls below the threshold specified in the ABL agreement, the Company will be required to maintain a fixed charge coverage ratio of not less than 1.00 to 1.00. As of January 31, 2026, the threshold related to the fixed coverage ratio was approximately $114 million. The ABL places certain restrictions upon the Company’s ability to, among other things, incur additional indebtedness, pay dividends, grant liens and make certain loans, investments and divestitures. The ABL contains customary events of default (including payment defaults, cross-defaults to certain of the Company’s other indebtedness, breach of representations and covenants and change of control). The occurrence of an event of default under the ABL would permit the lenders to accelerate the indebtedness and terminate the ABL.
Credit ratings
The following table provides Signet’s credit ratings as of January 31, 2026:

Rating Agency	Corporate
Standard & Poor’s	BB
Moody’s	Ba3
Fitch	BBB-
OFF-BALANCE SHEET ARRANGEMENTS
Merchandise held on consignment
The Company held $595.9 million of consignment inventory at January 31, 2026 compared to $601.5 million at February 1, 2025, which is not recorded on the consolidated balance sheets. The principal terms of the consignment agreements, which can generally be terminated by either party, are such that the Company can return any or all of the inventory to the relevant suppliers without financial or commercial penalties and the supplier can adjust the inventory costs prior to sale.
CRITICAL ACCOUNTING ESTIMATES
Critical accounting policies covering areas of greater complexity that are subject to the exercise of judgment due to the reliance on key estimates are listed below. A comprehensive listing of Signet’s significant accounting policies is set forth in Note 1 of the consolidated financial statements in Item 8.
Revenue recognition for extended service plans (“ESP”)
Certain brands within the North America reportable segment sell ESP, subject to certain conditions, to perform repair work and other services over the lifetime the product is owned by the customer. Customers generally pay for ESP at the store or online at the time of merchandise sale. The Company recognizes revenue related to ESP sales in proportion to when the expected costs will be incurred. The deferral periods for ESP sales are determined using estimates of future claims costs expected to be incurred, which are derived primarily from historical patterns of actual claims costs. This estimate of future claims costs includes decay factors related to monthly forecasted changes in claims activity over the expected lifetime of our obligations. Management regularly reviews the trends in historical claims and, beginning in Fiscal 2026, considers a range of potential outcomes from the estimated claims based on a +/- 5% variation on the decay factors used in the forecast to determine whether a change in its recognition rates or periods is required. This change more appropriately considers the inherent variability in claims over the lifetime of the ESP contracts. As a result of the consideration of this range of potential outcomes, management determined no changes in the recognition rates or periods were necessary in Fiscal 2026. All direct costs associated with the sale of the ESP are deferred and amortized in proportion to the revenue recognized and disclosed as either other current assets or other assets in the consolidated balance sheets. These direct costs primarily include sales commissions and credit card fees. Amortization of deferred ESP selling costs is included within SG&A in the consolidated statements of operations.

Lifetime ESP revenue is deferred and recognized over a maximum of 13 years after the sale of the ESP contract. Although actual historical claims experience varies between the Company’s national brands, thereby resulting in different recognition rates, approximately 60% to 70% of revenue is recognized within the first two years on a weighted average basis. Based on the level of ESP sold in Fiscal 2026, management estimates that a 1% change in the first-year recognition rates between years for ESP sales would impact revenue recognized by approximately $6 million. Management estimates that a one-year increase in the overall recognition period would decrease revenue recognized in the current year by approximately $15 million.
As noted above, the Company utilizes historical claims data and forecasted decay factors to estimate the expected future patterns of claims cost and the related revenue recognition rates and periods. These claims patterns are subject to change based primarily on revisions to the Company’s ESP product offerings and changes in customer behavior over time. The Company refreshes its analysis of the claims patterns and related recognition periods, including the estimated range of potential outcomes, on at least an annual basis, or more often if circumstances dictate such a review is required (such as occurred as a result of the disruption from COVID-19). A significant change in the Company’s estimated future claims cost could impact either the overall claims patterns or the recognition periods over which the Company is expected to fulfill its obligations under the ESP, either of which could result in a material change to revenues in future periods.
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
Goodwill and other indefinite-lived intangible assets are evaluated for impairment annually as of the end of the fourth reporting period, or more often if events or conditions were to indicate the carrying value of a reporting unit or an indefinite-lived intangible asset may be greater than its fair value. The Company may elect to perform a qualitative assessment for its reporting units and indefinite-lived intangible assets to determine whether it is more likely than not that the fair value of the reporting unit or indefinite-lived intangible asset is greater than its carrying value. If a qualitative assessment is not performed, or if as a result of a qualitative assessment it is not more likely than not that the fair value of a reporting unit or indefinite-lived intangible asset exceeds its carrying value, a quantitative assessment is performed that compares the carrying amount of the reporting unit or other indefinite-lived intangible asset with its estimated fair value. The quantitative impairment test for goodwill involves estimating the fair value of the reporting unit through either estimated discounted future cash flows, market-based methodologies, or a combination of both. The quantitative impairment test for other indefinite-lived intangible assets involves estimating the fair value of the asset, which is typically performed using the relief from royalty method for indefinite-lived trade names. If the carrying amount of the reporting unit or other indefinite-lived intangible asset exceeds its estimated fair value, an impairment charge is recorded.
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
As a result of the annual assessment, the carrying values of the Digital brands goodwill and the James Allen and Diamonds Direct trade names were reduced to their estimated fair values of $0, $2 million and $109 million, respectively, which resulted in the recognition of impairment charges of approximately $54 million, $13 million and $3 million, respectively. The impairment charges in the Digital brands reporting unit and related James Allen trade name were driven primarily by the decline in long-term cash flow projections of this business, particularly in the James Allen brand due to continued challenges with assortment and its competitive position in the market. Management also determined an increase in discount rates was required to reflect the current interest rate environment at the valuation date, and to reflect additional forecast risk for the Digital brands due to the challenges at James Allen noted above, as well as additional uncertainty related to potential tariff impacts on the business.
During the fourth quarter of Fiscal 2026, based on lower than forecasted sales during the fourth quarter, the Company determined a triggering event had occurred requiring an interim impairment assessment for the Diamonds Direct trade name, which management performed on a quantitative basis. Through the quantitative assessment, management reevaluated its sales growth projections which negatively affected the fair value estimates compared to previous valuations and the carrying value of the Diamonds Direct trade name was reduced to $104 million, which resulted in the recognition a $5 million impairment charge.

Management noted uncertainties exist related to the macroeconomic environment in the US and abroad, including tariffs, economic and tax policy, affordability and interest rates. These factors could unfavorably impact the cost of the Company’s products, consumer confidence and discretionary spending, and thus may impact the key assumptions used to estimate fair value, such as sales trends, margin trends, long-term growth rates and discount rates. These factors could also negatively affect the share price of the Company’s common stock. An increase in the discount rate and/or a further softening of sales and operating income trends for any of the Company’s reporting units and related trade names, particularly during peak selling seasons, could result in a decline in the estimated fair values of the indefinite-lived intangible assets, including goodwill, which could result in future material impairment charges. For example, an increase in the discount rate of 0.5% to the Diamonds Direct trade name, assuming no other changes to assumptions, would have resulted in additional impairment charges of approximately $5 million during Fiscal 2026.
See Note 16 of Item 8 for additional information.
Long-lived assets
Long-lived assets of the Company consist primarily of property and equipment and operating lease right-of-use (“ROU”) assets. Long-lived assets are reviewed for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. Potentially impaired assets or asset groups are identified by reviewing the undiscounted cash flows of individual stores. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset or asset group to estimated undiscounted future cash flows expected to be generated by the store asset group, based on the Company’s internal business plans. If the undiscounted cash flows for the store asset group are less than its carrying amount, the long-lived assets are measured for potential impairment by estimating the fair value of the asset group, and recording an impairment loss for the amount that the carrying value exceeds the estimated fair value. The Company primarily utilizes the replacement cost method to estimate the fair value of its property and equipment, and the income capitalization method to estimate the fair value of its ROU assets, which incorporates historical store level sales, internal business plans, real estate market capitalization and rental rates, and discount rates.
Certain factors impacting the Company’s business could continue to further negatively affect the operating performance and cash flows of the previously impaired stores or additional stores, including changes in consumer behavior and shifts in discretionary spending, the inability to achieve or maintain cost savings or other strategic initiatives, or changes in real estate strategy, as well as macroeconomic uncertainty related to areas such as the impacts of tariffs, economic and tax policy, and inflation. In addition, key assumptions used to estimate fair value, such as sales trends, capitalization and market rental rates, and discount rates could impact the fair value estimates of the store-level assets in future periods.
Income taxes
Income taxes are accounted for using the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statements. Under this method, deferred tax assets and liabilities are recognized by applying statutory tax rates in effect in the years in which the differences between the financial reporting and tax filing bases of existing assets and liabilities are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date. A valuation allowance is established against deferred tax assets when it is more likely than not that all or a portion of the deferred tax assets will not be realized, based on management’s evaluation of all available evidence, both positive and negative, including reversals of deferred tax liabilities, projected future taxable income and results of recent operations. The Company has a valuation allowance of $14.1 million and $14.9 million, as of January 31, 2026 and February 1, 2025, respectively, due to uncertainties related to the Company’s ability to utilize certain of its deferred tax assets, primarily consisting of state net operating losses and foreign capital losses carried forward.
The annual effective tax rate is based on annual income, statutory tax rates and tax planning strategies available in the various jurisdictions in which the Company operates. The Company does not recognize tax benefits related to positions taken on certain tax matters unless the position is more likely than not to be sustained upon examination by tax authorities, based on the technical merits of the tax position. At any point in time, various tax years are subject to or are in the process of being audited by various taxing authorities. The Company measures the tax benefit as the largest amount which is more than 50% likely of being realized upon settlement. The Company records a reserve for uncertain tax positions, including interest and penalties, for any amounts that do not meet this threshold. To the extent that management’s estimates of settlements change, or the final tax outcome of these matters is different than the amounts recorded, such differences will impact the income tax provision in the period in which such determinations are made. See Note 10 of Item 8 for additional information regarding deferred tax assets and unrecognized tax benefits.
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
As a portion of the International reportable segment’s purchases are denominated in US dollars and its net cash flows are in British pounds, Signet’s policy is to enter into forward foreign currency exchange contracts and foreign currency swaps to manage the exposure to the US dollar. Signet also enters into derivative transactions to hedge a portion of forecasted merchandise purchases using commodity forward purchase contracts or options. Additionally, the North America reportable segment enters into forward foreign currency exchange contracts to manage the currency fluctuations associated with the Company’s Canadian operations. All derivative contracts are entered into with large, reputable financial institutions, thereby minimizing the credit exposure from the Company’s counterparties.
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
A description of Signet’s accounting policies for derivative instruments is included in Note 1 of Item 8. Signet’s current portfolio of derivative financial instruments consists of forward foreign currency exchange contracts and commodity forward purchase contracts. An analysis quantifying the fair value change in derivative financial instruments held by Signet to manage its exposure to foreign exchange rates is detailed in Note 18 of Item 8.
Foreign Currency Exchange Rate Risk
Approximately 90% of Signet’s total assets were held in entities whose functional currency is the US dollar at January 31, 2026 and the Company generated approximately 91% of its sales in US dollars in Fiscal 2026. The remaining assets and sales are primarily recorded in British pounds and Canadian dollars.
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
The International reportable segment buys certain products and materials on international markets that are priced in US dollars and therefore has an exposure to exchange rates on the cost of goods sold. Signet uses certain derivative financial instruments to hedge a portion of this exposure within treasury guidelines and approved by the Signet CFO. In Fiscal 2026, approximately 28% of the International reportable segment’s goods purchased were transacted in US dollars (Fiscal 2025: 31%).
Signet holds a fluctuating amount of British pounds and Canadian dollars reflecting the cash generative characteristics of operations. The Company’s objective is to minimize net foreign exchange exposure to the consolidated statements of operations on non-US dollar denominated items through managing cash levels, non-US dollar denominated intra-entity balances and foreign currency exchange contracts and swaps. In order to manage the foreign exchange exposure and minimize the level of funds denominated in British pounds and Canadian dollars, dividends are paid periodically by subsidiaries to their immediate holding companies and excess British pounds and Canadian dollars are sold in exchange for US dollars.
Commodity Price Risk
Signet’s results are subject to fluctuations in the cost of diamonds, gold and certain other precious metals and gemstones which are key raw material components of the products sold by Signet.
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

Interest Rate Risk
Signet’s interest expense can be exposed to volatility in interest rates, as the ABL has a variable interest rate based on market rates plus a spread. As of January 31, 2026, a hypothetical 100 basis point increase in interest rates would result in no additional annual interest expense since the Company’s ABL has no borrowed balance.
Sensitivity Analysis
Management has used a sensitivity analysis technique that measures the change in the fair value of Signet’s financial instruments from hypothetical changes in market rates as shown in the table below.
Fair value gains (losses) arising from:

(in millions)	Fair Value January 31, 2026	10% depreciation of $ against £	10% depreciation of $ against C$	10% depreciation of gold prices	Fair Value February 1, 2025
Foreign exchange contracts	$0.3	$(1.5)	$10.1	$—	$(0.3)
Commodity contracts	26.2	—	—	(17.0)	—
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
Any changes in the portfolio of financial instruments held and developments in the global financial markets may cause fluctuations in exchange rates and precious metal prices to exceed the hypothetical amounts disclosed in the table above. The sensitivity scenarios are intended to allow an expected risk measure to be applied to the scenarios, as opposed to the scenarios themselves being an indicator of the maximum expected risk.
The fair value of derivative financial instruments is determined based on market value equivalents at period end, taking into account the current foreign currency forward rates or current commodity forward rates.
The estimated changes in the fair value for foreign exchange rates are based on a 10% depreciation of the US dollar against the British pound and Canadian dollar from the levels applicable at January 31, 2026 with all other variables remaining constant. There were no foreign exchange contracts outstanding in other foreign currencies as of January 31, 2026.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors
Signet Jewelers Limited:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of Signet Jewelers Limited and subsidiaries (the Company) as of January 31, 2026 and February 1, 2025, the related consolidated statements of operations, comprehensive income, cash flows, and shareholders’ equity for the 52-week periods ended January 31, 2026 and February 1, 2025, and the 53-week period ended February 3, 2024, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of January 31, 2026, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of January 31, 2026 and February 1, 2025, and the results of its operations and its cash flows for the 52-week periods ended January 31, 2026 and February 1, 2025 and the 53-week period ended February 3, 2024, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 31, 2026 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Revenue recognition related to extended service plans

As discussed in Note 3 to the consolidated financial statements, the Company recognized revenue related to the extended service plans (ESP) of $554.8 million, which included revenue related to lifetime ESP. Lifetime ESP revenue is recognized in proportion to when the expected costs will be incurred. To determine the amount of revenue to recognize, the Company estimates the deferral periods and patterns of future claims costs.

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

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s revenue recognition process, including controls related to the development of assumptions used to estimate the deferral periods and patterns of future claims costs. We evaluated the historical claims trends used by the Company in estimating the future claims costs on a sample basis by selecting claims and tracing them back to the original proof of sale. We assessed the calculations used by the Company to determine lifetime ESP revenue recognized for consistency with the estimated deferral periods and patterns of future claims costs. We involved valuation professionals with specialized skills and knowledge, who assisted by evaluating the Company’s models used to develop the deferral periods and patterns of future claims costs by developing parallel models to estimate the deferral periods and patterns of future claims costs and comparing the results to the Company’s estimated deferral periods and patterns of future claims costs.

/s/ KPMG LLP

We have served as the Company’s auditor since 2011.
Louisville, Kentucky
March 19, 2026

SIGNET JEWELERS LIMITED
CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share amounts)	Fiscal 2026	Fiscal 2025	Fiscal 2024	Notes
Merchandise sales	$6,010.1	$5,958.6	$6,429.6
Service sales	803.5	745.2	741.5
Total sales	6,813.6	6,703.8	7,171.1	3
Cost of sales	(4,119.0)	(4,078.2)	(4,345.7)
Gross margin	2,694.6	2,625.6	2,825.4
Selling, general and administrative expenses	(2,173.2)	(2,122.6)	(2,197.7)
Asset impairments, net	(91.6)	(372.0)	(9.1)	14
Other operating (expense) income, net	(36.7)	(20.3)	2.9	21
Operating income	393.1	110.7	621.5	5
Interest income, net	4.0	9.8	18.7
Other non-operating income (expense), net	1.0	3.7	(0.4)
Income before income taxes	398.1	124.2	639.8
Income taxes	(103.7)	(63.0)	170.6	10
Net income	294.4	61.2	810.4
Dividends on redeemable convertible preferred shares	—	(96.8)	(34.5)	6, 7
Net income (loss) attributable to common shareholders	$294.4	$(35.6)	$775.9

Earnings (loss) per common share:
Basic	$7.13	$(0.81)	$17.28	8
Diluted	$7.08	$(0.81)	$15.01	8
Weighted average common shares outstanding:
Basic	41.3	44.1	44.9	8
Diluted	41.6	44.1	54.0	8
The accompanying notes are an integral part of these consolidated financial statements.

SIGNET JEWELERS LIMITED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Fiscal 2026			Fiscal 2025			Fiscal 2024
(in millions)	Pre-tax amount	Tax (expense) benefit	After-tax amount	Pre-tax amount	Tax (expense) benefit	After-tax amount	Pre-tax amount	Tax (expense) benefit	After-tax amount
Net income			$294.4			$61.2			$810.4
Other comprehensive income (loss):
Foreign currency translation adjustments	$32.2	$—	$32.2	$(12.5)	$—	$(12.5)	$3.2	$—	$3.2
Available-for-sale securities:
Unrealized gain	0.2	—	0.2	—	—	—	—	—	—
Cash flow hedges:
Unrealized gain (loss)	37.4	(9.4)	28.0	0.3	(0.1)	0.2	(0.2)	0.1	(0.1)
Reclassification adjustment for (gains) losses to earnings	(2.6)	0.5	(2.1)	0.2	(0.1)	0.1	(0.5)	0.2	(0.3)
Pension plan:
Reclassification adjustment for pension settlement loss to earnings	—	—	—	—	—	—	0.2	(4.1)	(3.9)
Total other comprehensive income (loss)	$67.2	$(8.9)	$58.3	$(12.0)	$(0.2)	$(12.2)	$2.7	$(3.8)	$(1.1)
Total comprehensive income			$352.7			$49.0			$809.3
The accompanying notes are an integral part of these consolidated financial statements.

SIGNET JEWELERS LIMITED
CONSOLIDATED BALANCE SHEETS

(in millions, except par value per share amounts)	January 31, 2026	February 1, 2025	Notes
Assets
Current assets:
Cash and cash equivalents	$874.8	$604.0	1
Inventories	1,940.1	1,937.3	12
Income taxes	18.7	14.3
Other current assets	189.9	156.6
Total current assets	3,023.5	2,712.2
Non-current assets:
Property, plant and equipment, net	498.8	506.5	13
Operating lease right-of-use assets	1,146.6	1,102.4	15
Goodwill	428.4	482.0	16
Intangible assets, net	286.4	307.2	16
Other assets	291.0	314.8
Deferred tax assets	277.4	301.5	10
Total assets	$5,952.1	$5,726.6
Liabilities and Shareholders’ equity
Current liabilities:
Accounts payable	$772.1	$767.0
Accrued expenses and other current liabilities	387.3	366.8	22
Deferred revenue	377.1	362.5	3
Operating lease liabilities	286.9	279.9	15
Income taxes	65.4	55.3
Total current liabilities	1,888.8	1,831.5
Non-current liabilities:
Operating lease liabilities	930.4	900.0	15
Other liabilities	82.8	85.1	23
Deferred revenue	908.6	885.1	3
Deferred tax liabilities	175.3	173.1	10
Total liabilities	3,985.9	3,874.8
Commitments and contingencies			28
Shareholders’ equity:
Common shares of $0.18 par value: authorized 500 shares, 40.4 shares outstanding (2025: 43.2 shares outstanding)	12.6	12.6	7
Additional paid-in capital	120.4	120.1
Other reserves	0.4	0.4
Treasury shares at cost: 29.6 shares (2025: 26.8 shares)	(1,934.9)	(1,749.3)	7
Retained earnings	3,986.9	3,745.5
Accumulated other comprehensive loss	(219.2)	(277.5)	9
Total shareholders’ equity	1,966.2	1,851.8
Total liabilities and shareholders’ equity	$5,952.1	$5,726.6
The accompanying notes are an integral part of these consolidated financial statements.

SIGNET JEWELERS LIMITED
CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)	Fiscal 2026	Fiscal 2025	Fiscal 2024
Operating activities
Net income	$294.4	$61.2	$810.4
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	147.5	148.2	161.9
Amortization of unfavorable contracts	(1.8)	(1.8)	(1.8)
Share-based compensation	26.9	22.2	41.1
Deferred taxation	20.6	(30.7)	(180.3)
Asset impairments, net	91.6	372.0	9.1
Loss (gain) on divestiture, net	4.1	2.6	(12.3)
Other non-cash movements	3.0	2.1	9.8
Changes in operating assets and liabilities, net of acquisitions and divestitures:
Inventories	23.2	1.0	182.5
Other assets	16.9	49.6	(36.8)
Accounts payable	5.4	28.7	(134.5)
Accrued expenses and other liabilities	14.7	(31.2)	(252.5)
Change in operating lease assets and liabilities	(9.0)	(18.8)	(39.7)
Deferred revenue	35.9	5.1	(7.0)
Income tax receivable and payable	5.4	(19.3)	(3.0)
Net cash provided by operating activities	678.8	590.9	546.9
Investing activities
Capital expenditures	(153.5)	(153.0)	(125.5)
Acquisitions, net of cash acquired	—	—	(6.0)
Divestitures	(2.0)	—	53.8
Other investing activities, net	(2.0)	(6.1)	1.9
Net cash used in investing activities	(157.5)	(159.1)	(75.8)
Financing activities
Dividends paid on common shares	(51.9)	(48.6)	(39.9)
Dividends paid on redeemable convertible preferred shares	—	(18.5)	(32.9)
Repurchase of common shares	(205.2)	(138.0)	(139.3)
Repurchase of redeemable convertible preferred shares	—	(813.8)	—
Repayment of Senior Notes	—	(147.8)	—
Proceeds from asset-based credit facility	—	253.0	—
Repayments of asset-based credit facility	—	(253.0)	—
Payment of debt issuance costs	—	(4.3)	—
Other financing activities, net	(7.7)	(28.5)	(47.6)
Net cash used in financing activities	(264.8)	(1,199.5)	(259.7)
Cash and cash equivalents at beginning of period	604.0	1,378.7	1,166.8
Increase (decrease) in cash and cash equivalents	256.5	(767.7)	211.4
Effect of exchange rate changes on cash and cash equivalents	14.3	(7.0)	0.5
Cash and cash equivalents at end of period	$874.8	$604.0	$1,378.7
The accompanying notes are an integral part of these consolidated financial statements.

SIGNET JEWELERS LIMITED
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in millions)	Common shares at par value	Additional paid-in capital	Other reserves	Treasury shares	Retained earnings	Accumulated other comprehensive loss	Total shareholders’ equity
Balance at January 28, 2023	$12.6	$259.7	$0.4	$(1,574.7)	$3,144.8	$(264.2)	$1,578.6
Net income	—	—	—	—	810.4	—	810.4
Other comprehensive loss	—	—	—	—	—	(1.1)	(1.1)
Dividends on common shares	—	—	—	—	(41.1)	—	(41.1)
Dividends on redeemable convertible preferred shares	—	—	—	—	(34.5)	—	(34.5)
Repurchase of common shares	—	—	—	(139.3)	—	—	(139.3)
Net settlement of equity-based awards	—	(70.1)	—	67.1	(44.6)	—	(47.6)
Share-based compensation expense	—	41.1	—	—	—	—	41.1
Balance at February 3, 2024	$12.6	$230.7	$0.4	$(1,646.9)	$3,835.0	$(265.3)	$2,166.5
Net income	—	—	—	—	61.2	—	61.2
Other comprehensive loss	—	—	—	—	—	(12.2)	(12.2)
Dividends on common shares	—	—	—	—	(50.9)	—	(50.9)
Dividends on redeemable convertible preferred shares	—	—	—	—	(96.8)	—	(96.8)
Redemption of redeemable convertible preferred shares	—	(71.8)	—	—	—	—	(71.8)
Repurchase of common shares	—	—	—	(138.0)	—	—	(138.0)
Net settlement of equity-based awards	—	(61.0)	—	35.6	(3.0)	—	(28.4)
Share-based compensation expense	—	22.2	—	—	—	—	22.2
Balance at February 1, 2025	$12.6	$120.1	$0.4	$(1,749.3)	$3,745.5	$(277.5)	$1,851.8
Net income	—	—	—	—	294.4	—	294.4
Other comprehensive income	—	—	—	—	—	58.3	58.3
Dividends on common shares	—	—	—	—	(53.0)	—	(53.0)
Repurchase of common shares	—	—	—	(205.2)	—	—	(205.2)
Net settlement of equity-based awards	—	(26.6)	—	19.6	—	—	(7.0)
Share-based compensation expense	—	26.9	—	—	—	—	26.9
Balance at January 31, 2026	$12.6	$120.4	$0.4	$(1,934.9)	$3,986.9	$(219.2)	$1,966.2
The accompanying notes are an integral part of these consolidated financial statements.

SIGNET JEWELERS LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
1. Organization and summary of significant accounting policies
Signet Jewelers Limited (“Signet” or the “Company”), a holding company incorporated in Bermuda, is a specialty jewelry retailer operating through its 100% owned subsidiaries with sales primarily in the United States (“US”), United Kingdom (“UK”) and Canada. Signet manages its business as three reportable segments: North America, International, and Other. The “Other” reportable segment consists of subsidiaries involved in the purchasing and conversion of rough diamonds to polished stones. See Note 5 for information regarding the Company’s reportable segments.
Signet’s business is seasonal, with the fourth quarter historically accounting for approximately 35-40% of annual sales, as well as for a substantial portion of the annual operating income and cash flows.
The following accounting policies have been applied consistently in the preparation of the Company’s consolidated financial statements:
(a) Basis of preparation
The consolidated financial statements of the Company are prepared in accordance with US generally accepted accounting principles (“US GAAP” or “GAAP”) and include the results for the 52-week period ended January 31, 2026 (“Fiscal 2026”), as the Company’s fiscal year ends on the Saturday nearest to January 31. The comparative periods are for the 52-week period ended February 1, 2025 (“Fiscal 2025”) and the 53-week period ended February 3, 2024 (“Fiscal 2024”). Intercompany transactions and balances have been eliminated in consolidation. The Company has reclassified certain prior year amounts to conform to the current year presentation.
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
Compensation and benefits costs included within cost of sales and SG&A totaled $1,439.0 million in Fiscal 2026 (Fiscal 2025: $1,387.5 million; Fiscal 2024: $1,428.0 million).
(f) Store opening costs
The opening costs of new retail locations are expensed as incurred and included within SG&A.
(g) Advertising and promotional costs
Advertising and promotional costs are expensed within SG&A. Production costs are expensed at the first communication of the advertisements, while communication expenses are recognized each time the advertisement is communicated. For catalogs and circulars, costs are all expensed at the first date they can be viewed by the customer. Point of sale promotional material is expensed when first displayed in the stores. Gross advertising costs totaled $555.0 million in Fiscal 2026 (Fiscal 2025: $560.1 million; Fiscal 2024: $522.8 million).
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
The Company does not recognize tax benefits related to positions taken on certain tax matters unless the position is more likely than not to be sustained upon examination by tax authorities, based on the technical merits of the tax position. At any point in time, various tax years are subject to or are in the process of being audited by various taxing authorities. The Company measures the tax benefit as the largest amount which is more than 50% likely of being realized upon settlement. The Company records a reserve for uncertain tax positions, including interest and penalties, for any amounts that do not meet this threshold. To the extent that management’s estimates of settlements change, or the final tax outcome of these matters is different than the amounts recorded, such differences will impact the income tax provision in the period in which such determinations are made.
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
The following table summarizes the details of the Company’s cash and cash equivalents for the periods presented:

(in millions)	January 31, 2026	February 1, 2025
Cash and cash equivalents held in money markets and other accounts	$820.0	$546.2
Cash equivalents from third-party credit card issuers	54.8	57.8
Total cash and cash equivalents	$874.8	$604.0
The Company’s supplemental cash flow information for Fiscal 2026, Fiscal 2025 and Fiscal 2024 was as follows:

(in millions)	Fiscal 2026	Fiscal 2025	Fiscal 2024
Non-cash investing activities:
Capital expenditures in accounts payable	$18.0	$27.9	$13.4
Supplemental cash flow information:
Interest paid	7.6	13.8	15.9
Income tax paid, net (1)	77.8	115.5	13.0
(1)    Fiscal 2024 includes $42.6 million refunded under the CARES Act. See Note 10 for additional information.

(j) Inventories
Inventories are held for resale and valued at the lower of cost or net realizable value. Cost is determined using weighted-average cost, on a first-in first-out basis, except for certain loose diamond inventories (including those held in the Company’s diamond sourcing operations) where cost is determined using specific identification. Total inventory cost includes charges directly related to bringing inventory to its present location and condition. In addition to the cost of merchandise, such charges included in inventory costs would include freight and duties, warehousing, security, distribution and certain direct buying costs. Net realizable value is defined as estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. Inventory reserves are recorded for obsolete, slow moving or defective items and shrinkage. Inventory reserves for obsolete, slow moving or defective items are calculated as the difference between the cost of inventory and its estimated net realizable value based on targeted inventory turn rates, future demand, management strategy and market conditions. Due to inventories primarily consisting of precious stones and metals, primarily diamonds and gold, the age of inventories has a limited impact on the estimated net realizable value. Inventory reserves for shrinkage are estimated and recorded based on historical physical inventory results, expectations of inventory losses and current inventory levels. Physical inventories are taken at least once annually for all store locations, whereas distribution centers are subject to either an annual physical inventory or a cycle count program.
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
Capitalized amounts for cloud computing arrangements accounted for as service contracts are included in other assets in the consolidated balance sheets. These costs primarily consist of payroll and payroll-related costs for employees directly associated with the implementation of cloud computing projects, consulting fees, and other development fees. Amortization of these costs is recorded on a straight-line basis over the life of the service contract, ranging from two to four years. Amortization of these costs is recorded in cost of sales or SG&A, depending on the nature of the underlying service contract. In Fiscal 2026, the Company recorded $67.2 million of amortization related to capitalized cloud computing costs (Fiscal 2025: $66.3 million; Fiscal 2024: $48.2 million). The carrying amount of these assets was $117.3 million as of January 31, 2026 (February 1, 2025: $157.5 million).
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
Goodwill and other indefinite-lived intangible assets are evaluated for impairment annually as of the end of the fourth reporting period, or more often if events or conditions were to indicate the carrying value of a reporting unit or an indefinite-lived intangible asset may be greater than its fair value. The Company may elect to perform a qualitative assessment for its reporting units and indefinite-lived intangible assets to determine whether it is more likely than not that the fair value of the reporting unit or indefinite-

lived intangible asset is greater than its carrying value. If a qualitative assessment is not performed, or if as a result of a qualitative assessment it is not more likely than not that the fair value of a reporting unit or indefinite-lived intangible asset exceeds its carrying value, a quantitative assessment is performed that compares the carrying amount of the reporting unit or other indefinite-lived intangible asset with its estimated fair value. The quantitative impairment test for goodwill involves estimating the fair value of the reporting unit through either estimated discounted future cash flows, market-based methodologies, or a combination of both. The quantitative impairment test for other indefinite-lived intangible assets involves estimating the fair value of the asset, which is typically performed using the relief from royalty method for indefinite-lived trade names. If the carrying amount of the reporting unit or other indefinite-lived intangible asset exceeds its estimated fair value, an impairment charge is recorded.
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
(o) Employee benefits
The Company operates a defined contribution plan in the UK, a defined contribution retirement savings plan in the US, and an executive deferred compensation plan in the US. Contributions made by the Company to these benefit arrangements are expensed as incurred and recorded primarily to SG&A in the consolidated statements of operations.
The Company previously operated a defined benefit pension plan in the UK (the “UK Plan”), which was fully settled in Fiscal 2024. Prior to the wind-up and settlement, the funded status of the UK Plan was recognized on the consolidated balance sheets and represented the difference between the fair value of plan assets and the projected benefit obligation measured at the balance sheet date.
(p) Debt issuance costs
Direct debt issuance costs incurred upon entering into borrowing arrangements are capitalized and amortized into interest expense over the contractual term of the related arrangement.
(q) Share-based compensation
As further described in Note 24, certain of the Company’s employees participate in share-based compensation plans. The Company measures share-based compensation cost for awards classified as equity at the grant date based on the estimated fair value of the award and recognizes the cost as an expense on a straight-line basis (net of estimated forfeitures) over the requisite service period of employees. Certain share awards under the Company’s plans include a condition whereby vesting is contingent on Company performance meeting or exceeding a given target, and therefore awards granted with this condition are considered to be performance-based awards. The Company adjusts the amount recognized as expense for these awards based on the probable level of performance achievement for the awards at the end of each reporting period.
The Company estimates the fair value of time-based restricted stock units (“RSUs”) and performance-based restricted stock units (“PSUs”) using the share price of the Company’s common stock reduced by a discount factor, as applicable, representing the present value of any dividends that will not be received during the term of the awards. The Company estimates the fair value of time-based restricted shares (“RSAs”) and common stock awards at the share price of the Company’s common stock as of the grant award date. The Company estimates the fair value of stock options using a Black-Scholes model for awards granted under the 2018 Omnibus Plan. Deferred tax assets for awards that result in deductions on the income tax returns of subsidiaries are recorded by the Company based on the amount of compensation cost recognized and the subsidiaries’ statutory tax rate in the jurisdiction in which it will receive a deduction.
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
(s) Dividends
Dividends on common shares are reflected as a reduction of retained earnings in the period in which they are formally declared by Signet’s Board of Directors (the “Board”). In addition, prior to the redemption of the redeemable convertible preferred shares (as further described in Note 6), the cumulative dividends on these shares were reflected as a reduction of retained earnings in the period in which they were declared by the Board, as were the deemed dividends resulting from the accretion of issuance costs related to redeemable convertible preferred shares.
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
•The effective tax rate reconciliation must be disclosed using both percentages and dollars (only one was previously required). The reconciliation must contain several prescriptive categories, including disaggregating material impacts by nature and by jurisdiction. Qualitative information regarding material reconciling items is also required to be disclosed.
•The amount of income taxes paid must be disclosed and disaggregated by jurisdiction.
This ASU was adopted by the Company during the fourth quarter of Fiscal 2026 and was applied on a prospective basis. See Note 10 for the Company’s disclosures.
New accounting pronouncements issued but not yet adopted
Income Statement Expense Disaggregation Disclosures (Topic 220-40) (“ASU 2024-03”)
In November 2024, the FASB issued ASU 2024-03. This ASU requires disclosure of additional information about certain income statement expense line items, such as cost of sales and SG&A. Prescribed expense categories within each line item will be required to be disaggregated in tabular format. Prescribed expense categories include purchases of inventory, employee compensation, depreciation, and intangible asset amortization. Other material expense categories identified within each income statement expense line item may also require disclosure. Total selling expenses and a definition of selling expenses are required to be disclosed.
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

3. Revenue recognition
The following tables provide the Company’s total sales, disaggregated by brand, for Fiscal 2026, Fiscal 2025 and Fiscal 2024:

	Fiscal 2026
(in millions)	North America	International	Other	Consolidated
Sales by brand:
Kay	$2,572.6	$—	$—	$2,572.6
Zales	1,235.5	—	—	1,235.5
Jared	1,143.0	—	—	1,143.0
Blue Nile	339.0	—	—	339.0
James Allen	142.5	—	—	142.5
Diamonds Direct	374.1	—	—	374.1
Banter by Piercing Pagoda	330.1	—	—	330.1
Peoples	213.2	—	—	213.2
International segment brands	—	410.4	—	410.4
Other (1)	13.6	—	39.6	53.2
Total sales	$6,363.6	$410.4	$39.6	$6,813.6

	Fiscal 2025
(in millions)	North America	International	Other	Consolidated
Sales by brand:
Kay	$2,495.0	$—	$—	$2,495.0
Zales	1,191.0	—	—	1,191.0
Jared	1,102.7	—	—	1,102.7
Blue Nile	346.5	—	—	346.5
James Allen	213.7	—	—	213.7
Diamonds Direct	392.2	—	—	392.2
Banter by Piercing Pagoda	339.2	—	—	339.2
Peoples	197.8	—	—	197.8
International segment brands	—	373.2	—	373.2
Other (1)	21.0	—	31.5	52.5
Total sales	$6,299.1	$373.2	$31.5	$6,703.8

	Fiscal 2024
(in millions)	North America	International	Other	Consolidated
Sales by brand:
Kay	$2,600.0	$—	$—	$2,600.0
Zales	1,266.9	—	—	1,266.9
Jared	1,189.6	—	—	1,189.6
Blue Nile	384.4	—	—	384.4
James Allen	278.4	—	—	278.4
Diamonds Direct	408.1	—	—	408.1
Banter by Piercing Pagoda	347.1	—	—	347.1
Peoples	196.0	—	—	196.0
International segment brands	—	430.7	—	430.7
Other (1)	33.3	—	36.6	69.9
Total sales	$6,703.8	$430.7	$36.6	$7,171.1
(1)    Other primarily includes sales from the Company’s diamond sourcing operation, loose diamonds and Rocksbox.

The following tables provide the Company’s total sales, disaggregated by major product, for Fiscal 2026, Fiscal 2025 and Fiscal 2024:

	Fiscal 2026
(in millions)	North America	International	Other	Consolidated
Sales by product:
Bridal	$2,731.5	$132.1	$—	$2,863.6
Fashion	2,506.7	123.8	—	2,630.5
Watches	240.3	110.1	—	350.4
Services (1)	763.4	40.1	—	803.5
Other (2)	121.7	4.3	39.6	165.6
Total sales	$6,363.6	$410.4	$39.6	$6,813.6

	Fiscal 2025
(in millions)	North America (3)	International (3)	Other	Consolidated
Sales by product:
Bridal	$2,733.2	$127.2	$—	$2,860.4
Fashion	2,521.0	117.6	—	2,638.6
Watches	217.3	100.9	—	318.2
Services (1)	721.3	23.9	—	745.2
Other (2)	106.3	3.6	31.5	141.4
Total sales	$6,299.1	$373.2	$31.5	$6,703.8

	Fiscal 2024
(in millions)	North America (3)	International (3)	Other	Consolidated
Sales by product:
Bridal	$2,981.8	$141.9	$—	$3,123.7
Fashion	2,637.5	124.4	—	2,761.9
Watches	212.0	133.7	—	345.7
Services (1)	715.2	26.3	—	741.5
Other (2)	157.3	4.4	36.6	198.3
Total sales	$6,703.8	$430.7	$36.6	$7,171.1
(1)    Services primarily includes revenue recognized from service plans, repairs and subscriptions.
(2)    Other primarily includes sales from the Company’s diamond sourcing operation and other miscellaneous non-jewelry sales.
(3)    Certain amounts have been reclassified, primarily between bridal and fashion, to conform to the Company’s current product categorizations, including harmonization of similar products across the North America and International segments.

The following tables provide the Company’s total sales, disaggregated by channel, for Fiscal 2026, Fiscal 2025 and Fiscal 2024:

	Fiscal 2026
(in millions)	North America	International	Other	Consolidated
Sales by channel:
Store	$4,952.4	$323.5	$—	$5,275.9
E-commerce	1,398.8	86.9	—	1,485.7
Other (1)	12.4	—	39.6	52.0
Total sales	$6,363.6	$410.4	$39.6	$6,813.6

	Fiscal 2025
(in millions)	North America	International	Other	Consolidated
Sales by channel:
Store	$4,846.3	$289.1	$—	$5,135.4
E-commerce	1,437.6	84.1	—	1,521.7
Other (1)	15.2	—	31.5	46.7
Total sales	$6,299.1	$373.2	$31.5	$6,703.8

	Fiscal 2024
(in millions)	North America	International	Other	Consolidated
Sales by channel:
Store	$5,125.1	$349.3	$—	$5,474.4
E-commerce	1,559.0	81.4	—	1,640.4
Other (1)	19.7	—	36.6	56.3
Total sales	$6,703.8	$430.7	$36.6	$7,171.1
(1)    Other primarily includes sales from the Company’s diamond sourcing operation and loose diamonds.
The Company recognizes revenue when control of the promised goods and services is transferred to customers, in an amount that reflects the consideration expected to be received in exchange for those goods and services. Transfer of control generally occurs at the time merchandise is taken from a store, or upon receipt of the merchandise by a customer for an e-commerce shipment. The Company excludes all taxes assessed by government authorities and collected from a customer from its reported sales. The Company’s revenue streams and their respective accounting treatments are further discussed below.
Merchandise sales and repairs
Store sales are recognized when the customer receives and pays for the merchandise at the store with cash, a private label credit card, a third-party credit card or a lease purchase option. For online sales shipped to customers, sales are recognized at the estimated time the customer has received the merchandise. Amounts related to shipping and handling that are billed to customers are reflected in sales and the related costs are reflected in cost of sales. Revenues on the sale of merchandise are reported net of anticipated returns and sales tax collected. Returns are estimated based on previous return rates experienced. Any deposits collected from a customer for merchandise are deferred and recognized as revenue when the customer receives the merchandise. Revenues derived from providing replacement merchandise on behalf of insurance organizations are recognized upon receipt of the merchandise by the customer. Revenues on repair of merchandise are recognized when the service is complete and the customer picks up the merchandise at the store.
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

Product protection plans - UK
Under the Company’s arrangement with a third-party insurance provider, through its UK subsidiary in the International reportable segment, the Company receives commissions in relation to its role as an agent selling product protection plans on behalf of the insurance provider. After the initial sale of the product protection plan to the customer, the Company has no future obligations under the arrangement and the Company collects additional commissions as the customer renews the policy. Prior to Fiscal 2026, the Company recognized revenue for policy renewals as commissions were collected. In Fiscal 2026, based upon the maturity of this program and the available contract data from the insurance provider, the Company began to recognize estimated future commissions at the point of the product protection plan sale to the customer. A discounted cash flow methodology using various assumptions is used to measure the estimated value of the contract asset, such as the estimated length of policy renewals, commissions earned on those policies, and the attrition rate at which policies are cancelled. As of January 31, 2026, the Company recognized a contract asset and related revenue of $14.9 million.
Extended service plans (“ESP”)
Certain brands within the North America reportable segment sell ESP, subject to certain conditions, to perform repair work and other services over the lifetime the product is owned by the customer. Customers generally pay for ESP at the store or online at the time of merchandise sale. The Company recognizes revenue related to ESP sales in proportion to when the expected costs will be incurred. The deferral periods for ESP sales are determined using estimates of future claims costs expected to be incurred, which are derived primarily from historical patterns of actual claims costs. This estimate of future claims costs includes decay factors related to monthly forecasted changes in claims activity over the expected lifetime of our obligations. Management regularly reviews the trends in historical claims and, beginning in Fiscal 2026, considers a range of potential outcomes from the estimated claims based on a +/- 5% variation on the decay factors used in the forecast to determine whether a change in its recognition rates or periods is required. This change more appropriately considers the inherent variability in claims over the lifetime of the ESP contracts. As a result of the consideration of this range of potential outcomes, management determined no changes in the recognition rates or periods were necessary in Fiscal 2026.

The Company refreshes its analysis of the claims patterns and related recognition periods, including the estimated range of potential outcomes, on at least an annual basis, or more often if circumstances dictate such a review is required. Should the recognition rates or periods fall outside of the tolerable range of potential outcomes, management will adjust the recognition patterns and periods accordingly, which would result in a change in revenue recognized in the period of the change. A significant change in the Company’s estimated future claims cost could impact either the overall claims patterns or the recognition periods over which the Company is expected to fulfill its obligations under the ESP, either of which could result in a material change to revenues in future periods. The changes in estimates of future claims costs, as well as the change in Fiscal 2026 described above, have not had a material impact on revenues during Fiscal 2026, Fiscal 2025 or Fiscal 2024.
Lifetime ESP revenue is deferred and recognized over a maximum of 13 years after the sale of the ESP contract. Although actual historical claims experience varies between the Company’s national brands, thereby resulting in different recognition rates, approximately 60% to 70% of revenue is recognized within the first two years on a weighted average basis.
Deferred ESP selling costs
All direct costs associated with the sale of the ESP are deferred and amortized in proportion to the revenue recognized and disclosed as either other current assets or other assets in the consolidated balance sheets. These direct costs primarily include sales commissions and credit card fees. Amortization of deferred ESP selling costs is included within SG&A in the consolidated statements of operations. Amortization of deferred ESP selling costs was $46.9 million, $45.7 million and $44.4 million in Fiscal 2026, and Fiscal 2025 and Fiscal 2024, respectively.
Unamortized deferred ESP selling costs as of January 31, 2026 and February 1, 2025 were as follows:

(in millions)	January 31, 2026	February 1, 2025
Other current assets	$28.6	$28.4
Other assets	80.8	81.3
Total deferred ESP selling costs	$109.4	$109.7

Deferred revenue
Deferred revenue as of January 31, 2026 and February 1, 2025 was as follows:

(in millions)	January 31, 2026	February 1, 2025
ESP deferred revenue	$1,204.4	$1,170.8
Other deferred revenue (1)	81.3	76.8
Total deferred revenue	$1,285.7	$1,247.6

Disclosed as:
Current liabilities	$377.1	$362.5
Non-current liabilities	908.6	885.1
Total deferred revenue	$1,285.7	$1,247.6
(1)    Other deferred revenue primarily includes revenue collected from customers for custom orders and e-commerce orders, for which control has not yet transferred to the customer.

(in millions)	Fiscal 2026	Fiscal 2025	Fiscal 2024
ESP deferred revenue, beginning of period	$1,170.8	$1,158.7	$1,159.5
Plans sold (1)	588.4	534.6	504.8
Revenue recognized (2)	(554.8)	(522.5)	(505.6)
ESP deferred revenue, end of period	$1,204.4	$1,170.8	$1,158.7
(1)    Includes impact of foreign exchange translation.
(2)    The Company recognized sales of $298.1 million, $289.9 million and $291.5 million during Fiscal 2026, Fiscal 2025 and Fiscal 2024, respectively, related to deferred revenue that existed at the beginning of the periods.
4. Acquisitions and divestitures
Service Jewelry & Repair
On July 11, 2023, the Company acquired certain assets of Service Jewelry & Repair, Inc. (“SJR”). SJR is a leader in jewelry and watch repair to both consumers and businesses. The total cash consideration was $6.0 million. The SJR acquisition was driven by Signet's initiatives to accelerate growth in its services offerings. Net assets acquired primarily consist of inventory and goodwill.
UK Prestige Watch Business
On October 18, 2023, the Company entered into an agreement to divest the operations and certain assets of the Company’s UK prestige watch business in the International reportable segment. The initial divestiture included the sale of 21 retail locations to a third party and was substantially completed in the fourth quarter of Fiscal 2024 for proceeds of $53.8 million and resulted in a pre-tax gain of $12.3 million recorded in other operating (expense) income, net in the consolidated statement of operations. In addition, the Company recorded $4.1 million and $2.6 million of charges related to the remaining divestiture of its prestige watch business during Fiscal 2026 and Fiscal 2025, respectively.
The business did not meet the criteria to be classified as discontinued operations as the disposal did not represent a strategic shift that will have a major effect on the Company's operations.
5. Segment information
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
The International reportable segment operates stores in the UK and Republic of Ireland as well as online. Its stores operate in shopping malls and off-mall locations (i.e. high street) under the H.Samuel and Ernest Jones brands.
The Other reportable segment primarily consists of subsidiaries involved in the purchasing and conversion of rough diamonds to polished stones.
Financial information for each of Signet’s reportable segments for Fiscal 2026, Fiscal 2025 and Fiscal 2024 is presented in the tables below.

	Fiscal 2026
(in millions)	North America	International	Other	Total
Sales (1)	$6,363.6	$410.4	$39.6	$6,813.6

Merchandise expense (2)	(2,508.9)	(168.6)	(41.4)
Services expense (2)	(174.4)	(9.2)
Other cost of sales (2)	(1,117.7)	(95.1)	(3.7)
SG&A (2)	(1,998.2)	(116.3)
Other segment operating expense, net	(4.1)	(0.3)	(0.3)
Total segment operating income (loss)	$560.3	$20.9	$(5.8)	$575.4

Asset impairments (3)				(91.3)
Restructuring and related charges (4)				(26.5)
Loss on divestitures (5)				(4.1)
Corporate and unallocated expenses				(60.4)
Interest income, net				4.0
Other non-operating income, net				1.0
Income before income taxes				$398.1

	Fiscal 2025
(in millions)	North America	International	Other	Total
Sales (1)	$6,299.1	$373.2	$31.5	$6,703.8

Merchandise expense (2)	(2,499.7)	(158.3)	(38.3)
Services expense (2)	(166.3)	(9.4)
Other cost of sales (2)	(1,108.6)	(93.2)	(3.8)
SG&A (2)	(1,964.7)	(103.1)
Other segment operating (expense) income, net	(8.6)	0.3	(0.2)
Total segment operating income (loss)	$551.2	$9.5	$(10.8)	$549.9

Asset impairments (3)				(369.2)
Restructuring and related charges (4)				(12.1)
Loss on divestitures, net (5)				(2.6)
Leadership transition costs (6)				(2.4)
Integration-related expenses (7)				(1.1)
Corporate and unallocated expenses				(51.8)
Interest income, net				9.8
Other non-operating income, net				3.7
Income before income taxes				$124.2

	Fiscal 2024
(in millions)	North America	International	Other	Total
Sales (1)	$6,703.8	$430.7	$36.6	$7,171.1

Merchandise expense (2)	(2,701.6)	(192.5)	(41.5)
Services expense (2)	(167.2)	(12.1)
Other cost of sales (2)	(1,116.0)	(110.4)	(3.0)
SG&A (2)	(2,004.0)	(113.6)
Other segment operating expense, net	(5.6)	(0.1)	(0.3)
Total segment operating income (loss)	$709.4	$2.0	$(8.2)	$703.2

Integration-related expenses (7)				(22.0)
Gain on divestitures, net (5)				12.3
Restructuring and related charges (4)				(7.5)
Asset impairments (3)				(7.1)
Litigation charges (8)				3.0
Corporate and unallocated expenses				(60.4)
Interest income, net				18.7
Other non-operating expense, net				(0.4)
Income before income taxes				$639.8
(1)    Includes sales of $213.2 million, $197.8 million and $196.0 million generated by Canadian operations in Fiscal 2026, Fiscal 2025 and Fiscal 2024, respectively.
(2)    See Note 1 for information on the nature of expenses included within cost of sales and SG&A.
(3)    Fiscal 2026 and 2025 asset impairment charges related primarily to goodwill and indefinite-lived assets.
Fiscal 2024 primarily includes asset impairment charges related to long-lived assets.
See Note 14 and Note 16 for additional information.
(4)    Fiscal 2026 restructuring and related charges were incurred primarily as a result of the Company’s Grow Brand Love strategy initiatives.
Fiscal 2025 and Fiscal 2024 restructuring and related charges were incurred primarily as a result of the Company’s rationalization of store footprint and reorganization of certain centralized functions.
See Note 25 for additional information.
(5)    Fiscal 2026 and 2025 includes charges associated with the previously announced divestiture of the UK prestige watch business.
Fiscal 2024 includes gain on sale of certain retail operations of the UK prestige watch business, net of transaction costs.
See Note 4 for additional information.
(6)    Leadership transition costs primarily include professional fees incurred for the search for the Company’s CEO, as well as severance and related costs incurred as part of other leadership transitions.
(7)    Integration-related expenses include expenses related to the integration of Blue Nile, primarily severance and retention, exit and disposal costs, and system decommissioning costs.
(8)    Fiscal 2024 includes a credit to income related to the adjustment to the litigation accrual recognized in Fiscal 2023.
The following tables provide the Company’s total depreciation and amortization and total capital expenditures, by reportable segment, for Fiscal 2026, Fiscal 2025 and Fiscal 2024:

(in millions)	Fiscal 2026	Fiscal 2025	Fiscal 2024
Depreciation and amortization:
North America segment	$137.2	$137.5	$151.1
International segment	9.8	10.3	10.4
Other segment	0.5	0.4	0.4
Total depreciation and amortization	$147.5	$148.2	$161.9

Capital expenditures:
North America segment	$140.0	$143.2	$108.2
International segment	13.4	9.0	17.0
Other segment	0.1	0.8	0.3
Total capital expenditures	$153.5	$153.0	$125.5

The following tables provide the Company’s total assets and total long-lived assets, by reportable segment, as of January 31, 2026 and February 1, 2025.

(in millions)	January 31, 2026	February 1, 2025
Total assets:
North America segment	$5,098.5	$5,045.8
International segment	483.4	381.0
Other segment	83.7	93.2
Corporate and unallocated	286.5	206.6
Total assets	$5,952.1	$5,726.6

Total long-lived assets (1):
North America segment	$1,478.6	$1,466.5
International segment	164.1	139.4
Other segment	2.7	3.0
Total long-lived assets	$1,645.4	$1,608.9
(1)    Includes property, plant and equipment, net; and operating lease right-of-use assets.
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
On April 1, 2024, following the effectiveness of the amended Certificate of Designation, the Preferred Holders delivered notice to the Company of a conversion of 312,500 Preferred Shares (in the aggregate). In accordance with the terms of the amended Certificate of Designation, the conversion was settled in cash by the Company for $414.1 million on April 15, 2024, which included $2.1 million of accrued and unpaid dividends as of the date of conversion. The excess of the settlement amount (excluding dividends) over the stated value of the Preferred Shares was $83.6 million, which was recorded as a deemed dividend and a charge to net income (loss) attributable to common shareholders in the consolidated statement of operations. The Company also incurred $1.6 million of expenses directly related to the redemption and recorded this as an additional deemed dividend charged to net income (loss) attributable to common shareholders.
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
In connection with the issuance of the Preferred Shares, the Company incurred direct and incremental expenses of $13.7 million, which reduced the initial carrying value of the Preferred Shares and were accreted through retained earnings as a deemed dividend from the date of issuance through the then first possible known redemption date in November 2024. Upon final conversion, all direct and incremental expenses have been fully accreted.
7. Common shares, treasury shares and dividends
Common shares
Signet’s common shares have a par value of 18 cents. There have been no issuances of common shares in Fiscal 2026, Fiscal 2025, or Fiscal 2024.

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
The Board authorized repurchases to be made under the 2017 Share Repurchase Program (the “2017 Program”). During Fiscal 2024 and Fiscal 2025, the Board authorized increases in the remaining amount of shares authorized for repurchase under the 2017 Program by $263 million and $200 million, respectively, bringing the total authorization to approximately $2.1 billion as of January 31, 2026. Since inception of the 2017 Program, the Company has repurchased approximately $1.6 billion of shares, with $517.9 million of shares authorized for repurchase remaining as of January 31, 2026.
The share repurchase activity during Fiscal 2026, Fiscal 2025 and Fiscal 2024 was as follows:

	Fiscal 2026			Fiscal 2025			Fiscal 2024
(in millions, except per share amounts)	Shares repurchased	Amount repurchased (1)	Average repurchase price per share (1)	Shares repurchased	Amount repurchased (1)	Average repurchase price per share (1)	Shares repurchased	Amount repurchased (1)	Average repurchase price per share (1)
2017 Program	3.1	$205.2	$66.09	1.6	$138.0	$85.04	1.9	$139.3	$73.06
(1)    Includes amounts paid for commissions.
Shares were reissued in the amounts of 2.8 million, 1.0 million and 0.7 million, net of taxes and forfeitures, in Fiscal 2026, Fiscal 2025 and Fiscal 2024, respectively, to satisfy awards outstanding under existing share-based compensation plans. During Fiscal 2026, Fiscal 2025 and Fiscal 2024, there were no retirements of common shares previously held as treasury shares in the consolidated balance sheets.
Dividends on common shares
Dividends declared on the common shares during Fiscal 2026, Fiscal 2025 and Fiscal 2024 were as follows:

	Fiscal 2026		Fiscal 2025		Fiscal 2024
(in millions, except per share amounts)	Cash dividend per share	Total dividends	Cash dividend per share	Total dividends	Cash dividend per share	Total dividends
First quarter	$0.32	$13.4	$0.29	$12.9	$0.23	$10.4
Second quarter	0.32	13.3	0.29	12.9	0.23	10.3
Third quarter	0.32	13.2	0.29	12.6	0.23	10.2
Fourth quarter (1)	0.32	13.1	0.29	12.5	0.23	10.2
Total	$1.28	$53.0	$1.16	$50.9	$0.92	$41.1
(1)    Signet’s common dividend policy results in the quarterly dividend payment date being a quarter in arrears from the declaration date. As of January 31, 2026 and February 1, 2025, there was $13.7 million and $12.5 million, respectively, of accrued dividends recorded in accrued expenses and other current liabilities in the consolidated balance sheets. Accrued dividends as of January 31, 2026 includes $0.6 million of accrued dividends on RSUs. See Note 24 for additional information.
Dividends on Preferred Shares
Dividends declared on the Preferred Shares during Fiscal 2025 and Fiscal 2024 were as follows:

	Fiscal 2025	Fiscal 2024
(in millions)	Total dividends (1)	Total dividends
First quarter	$6.2	$8.2
Second quarter	2.8	8.2
Third quarter	1.3	8.2
Fourth quarter	—	8.3
Total	$10.3	$32.9
(1)    Dividends on the Preferred Shares during the first and third quarter of Fiscal 2025 includes $2.1 million and $1.3 million, respectively, of accrued dividends paid in connection with the redemptions further described in Note 6.

The Company’s Preferred Shares were fully redeemed in Fiscal 2025, as further described in Note 6. There were no cumulative undeclared dividends on the Preferred Shares that reduced net income (loss) attributable to common shareholders during Fiscal 2025 and Fiscal 2024. In addition, deemed dividends of $1.3 million related to accretion of issuance costs associated with the Preferred Shares were recognized in Fiscal 2025 (Fiscal 2024: $1.7 million).
8. Earnings (loss) per common share (“EPS”)
Basic EPS is computed by dividing net income (loss) attributable to common shareholders by the weighted average number of common shares outstanding for the period. The computation of basic EPS for Fiscal 2026, Fiscal 2025 and Fiscal 2024 is outlined in the table below:

(in millions, except per share amounts)	Fiscal 2026	Fiscal 2025	Fiscal 2024
Numerator:
Net income (loss) attributable to common shareholders	$294.4	$(35.6)	$775.9
Denominator:
Weighted average common shares outstanding	41.3	44.1	44.9
EPS – basic	$7.13	$(0.81)	$17.28
The dilutive effect of share awards represents the potential impact of outstanding awards issued under the Company’s share-based compensation plans, including RSAs, RSUs, PSUs, and stock options issued under the Omnibus Plan. The dilutive effect of PSUs represents the number of contingently issuable shares that would be issuable if the end of the period was the end of the contingency period and is based on the actual achievement of performance metrics through the end of the current period. The dilutive effect of the Preferred Shares represented the potential impact for common shares that would have been issued upon conversion. Potential common share dilution related to share awards and Preferred Shares was determined using the treasury stock and if-converted methods, respectively. Prior to modifications of the Preferred Shares described in Note 6, under the if-converted method, the Preferred Shares were assumed to be converted at the beginning of the period, and the resulting common shares are included in the denominator of the diluted EPS calculation for the entire period being presented, only in the periods in which such effect is dilutive. Following the modifications, for any conversions, the denominator included the weighted average of the potential common shares for the period that the related Preferred Shares were outstanding prior to such conversion. Additionally, in periods in which the Preferred Shares were dilutive, cumulative dividends and accretion for issuance costs associated with the Preferred Shares were added back to net income (loss) attributable to common shareholders. Following the modifications, a modified if-converted method was used to determine potential common share dilution related to the remaining outstanding Preferred Shares. Under this method, dividends and accretion of issuance costs were no longer added back to net income (loss) attributable to common shareholders. See Note 6 for additional discussion of the Company’s Preferred Shares.
The computation of diluted EPS for Fiscal 2026, Fiscal 2025 and Fiscal 2024 is outlined in the table below:

(in millions, except per share amounts)	Fiscal 2026	Fiscal 2025	Fiscal 2024
Numerator:
Net income (loss) attributable to common shareholders	$294.4	$(35.6)	$775.9
Add: Dividends on Preferred Shares	—	—	34.5
Numerator for diluted EPS	$294.4	$(35.6)	$810.4

Denominator:
Basic weighted average common shares outstanding	41.3	44.1	44.9
Plus: Dilutive effect of share awards (1)	0.3	—	0.9
Plus: Dilutive effect of Preferred Shares	—	—	8.2
Diluted weighted average common shares outstanding	41.6	44.1	54.0

EPS – diluted	$7.08	$(0.81)	$15.01
(1)    For Fiscal 2026, Fiscal 2025 and Fiscal 2024, the estimated dilutive effect of share awards includes 0.0 million, 0.0 million and 0.4 million of contingently issuable PSUs, respectively.

The calculation of diluted EPS excludes the following items for each respective period on the basis that their effect would be antidilutive:

(in millions)	Fiscal 2026	Fiscal 2025	Fiscal 2024
Share awards	0.1	0.4	—
Potential impact of Preferred Shares	—	1.7	—
Total antidilutive shares	0.1	2.1	—
9. Accumulated other comprehensive income (loss)
The following tables present the changes in AOCI by component and the reclassifications out of AOCI, net of tax for Fiscal 2026, Fiscal 2025 and Fiscal 2024:

(in millions)	Foreign currency translation	Gain (losses) on available-for-sale securities	Gains (losses) on cash flow hedges	Pension plan actuarial gains (losses)	Accumulated other comprehensive income (loss)
Balance at January 28, 2023	$(268.4)	$(0.2)	$0.5	$3.9	$(264.2)
OCI before reclassifications	3.2	—	(0.1)	—	3.1
Amounts reclassified from AOCI to earnings	—	—	(0.3)	(3.9)	(4.2)
Net current period OCI	3.2	—	(0.4)	(3.9)	(1.1)
Balance at February 3, 2024	$(265.2)	$(0.2)	$0.1	$—	$(265.3)
OCI before reclassifications	(12.5)	—	0.2	—	(12.3)
Amounts reclassified from AOCI to earnings	—	—	0.1	—	0.1
Net current period OCI	(12.5)	—	0.3	—	(12.2)
Balance at February 1, 2025	$(277.7)	$(0.2)	$0.4	$—	$(277.5)
OCI before reclassifications	32.2	0.2	28.0	—	60.4
Amounts reclassified from AOCI to earnings	—	—	(2.1)	—	(2.1)
Net current period OCI	32.2	0.2	25.9	—	58.3
Balance at January 31, 2026	$(245.5)	$—	$26.3	$—	$(219.2)
The amounts reclassified from AOCI to earnings were as follows for Fiscal 2026, Fiscal 2025 and Fiscal 2024:

	Amounts reclassified from AOCI
(in millions)	Fiscal 2026	Fiscal 2025	Fiscal 2024	Statements of operations caption
Losses (gains) on cash flow hedges:
Foreign currency contracts	$0.3	$0.2	$(0.5)	Cost of sales (1)
Commodity contracts	(2.9)	—	—	Cost of sales (1)
Total before income tax	(2.6)	0.2	(0.5)
Income taxes	0.5	(0.1)	0.2
Net of tax	(2.1)	0.1	(0.3)

Defined benefit pension plan items:
Pension settlement loss	—	—	0.2	Other non-operating income (expense), net
Total before income tax	—	—	0.2
Income taxes	—	—	(4.1)
Net of tax	—	—	(3.9)

Total reclassifications, net of tax	$(2.1)	$0.1	$(4.2)
(1)    See Note 18 for additional information.

10. Income taxes
Signet and its Bermuda domiciled subsidiaries were not subject to income tax in Bermuda prior to Fiscal 2026. On December 27, 2023, Bermuda enacted a 15% corporate income tax that became effective for the Company in Fiscal 2026. The legislation includes a provision referred to as the economic transition adjustment (“ETA”) which was intended to provide a fair and equitable transition into the tax regime. The ETA allows companies to establish tax basis in the assets and liabilities at fair value as of September 30, 2023, excluding goodwill, of any entity subject to the tax. As a result of this provision, the Company recorded a $263.3 million deferred tax asset in the fourth quarter of Fiscal 2024 related to the tax basis of certain intangible assets, which it expects to utilize to reduce future cash taxes paid in Bermuda over approximately a 10-year period beginning in Fiscal 2026. The Organisation for Economic Co-operation and Development (“OECD”) issued guidance which would limit the cash benefit recognized under the OECD’s Pillar Two related to the $263.3 million deferred tax asset to the amortization recognized in the first two years of the 10-year period, or approximately $52.7 million.
On July 4, 2025, the One Big Beautiful Bill Act (the “Act”) was enacted in the US. The Act includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework, and the restoration of tax treatment for certain business provisions. Upon enactment during Fiscal 2026, the Act did not have any material impact on the Company’s Fiscal 2026 effective tax rate, consolidated financial condition or results of operations.
Signet has global subsidiaries that are subject to tax in the jurisdictions in which they operate. The primary jurisdictions in which the Company’s subsidiaries are currently subject to tax are Bermuda, the US, Canada, the UK and Ireland.

(in millions)	Fiscal 2026
Income before income taxes:
– Domestic (Bermuda)	$197.7
– Foreign	200.4
Total income before income taxes	$398.1

Current taxation:
– Domestic (Bermuda)	$5.9
– Foreign	77.2
Deferred taxation:
– Domestic (Bermuda)	23.7
– Foreign	(3.1)
Total income tax expense	$103.7

(in millions)	Fiscal 2025	Fiscal 2024
Income before income taxes:
– Domestic (US)	$(165.9)	$320.5
– Foreign	290.1	319.3
Total income before income taxes	$124.2	$639.8

Current taxation:
– Domestic (US)	$64.1	$(14.8)
– Foreign	29.6	24.5
Deferred taxation:
– Domestic (US)	(28.4)	82.0
– Foreign	(2.3)	(262.3)
Total income tax expense (benefit)	$63.0	$(170.6)

As described above, the Company is subject to a 15% Bermuda corporate income tax beginning with Fiscal 2026. The differences between the Bermuda federal income tax rate and the effective tax rates for Signet for Fiscal 2026 have been presented below:

(amounts in millions)	Fiscal 2026
Bermuda statutory tax rate	$59.7	15.0%
Foreign tax effects:
US
Statutory income tax rate differential	3.0	0.8%
Impairment of goodwill	11.0	2.8%
Base Erosion and Anti-Abuse Tax	7.2	1.8%
US state income tax, net of federal effect	9.1	2.3%
Limitation on executive compensation	3.8	0.9%
Other items	0.7	0.1%
Canada
Canadian provincial income tax	3.9	1.0%
Other items	0.3	0.1%
Other foreign jurisdictions	1.7	0.4%
Worldwide changes in unrecognized tax benefits	3.3	0.8%
Effective tax rate	$103.7	26.0%
In Fiscal 2026, the Company’s effective tax rate was higher than the Bermuda corporate income tax rate, primarily as a result of the unfavorable impact of foreign rate differences (primarily in the US) and unfavorable discrete tax items during Fiscal 2026, including non-deductible goodwill impairment charges of $53.6 million.
The statutory corporate income tax rate in Bermuda was 0% prior to Fiscal 2026. As such, the differences between the US federal income tax rate and the effective tax rates for Signet for Fiscal 2025 and Fiscal 2024 have been presented below:

	Fiscal 2025	Fiscal 2024
US federal income tax rates	21.0%	21.0%
US state income taxes	7.1%	2.7%
Differences between US federal and foreign statutory income tax rates	1.1%	0.4%
Expenditures permanently disallowable for tax purposes, net of permanent tax benefits	0.3%	(0.4)%
Impact of global reinsurance arrangements	(32.3)%	(5.8)%
Impact of global financing arrangements	(4.7)%	(1.5)%
Impairment of goodwill	45.7%	—%
Base Erosion and Anti-Abuse Tax	7.7%	1.5%
Unrecognized tax benefits	5.7%	(2.4)%
Bermuda ETA	—%	(41.1)%
Valuation allowance	(1.8)%	(0.3)%
Other items	0.9%	(0.8)%
Effective tax rate	50.7%	(26.7)%
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

Income taxes paid
The following table provides the components of cash paid for income taxes, net of refunds for Fiscal 2026:

(in millions)	Fiscal 2026
Bermuda	$5.3
Foreign:
US	35.4
Ireland	14.9
Botswana	5.3
Other foreign jurisdictions	16.9
Total cash paid for income taxes, net	$77.8
Deferred taxes
The effect of temporary differences and carryforwards giving rise to deferred tax assets (liabilities) as of January 31, 2026 and February 1, 2025 consisted of the following:

	January 31, 2026			February 1, 2025
(in millions)	Assets	(Liabilities)	Total	Assets	(Liabilities)	Total
Intangible assets	$—	$(71.0)	$(71.0)	$—	$(76.0)	$(76.0)
US property, plant and equipment	5.5	—	5.5	—	(12.4)	(12.4)
Foreign property, plant and equipment	—	(0.4)	(0.4)	—	(0.1)	(0.1)
Inventory valuation	—	(231.6)	(231.6)	—	(228.3)	(228.3)
Revenue deferral	59.2	—	59.2	62.7	—	62.7
Lease assets	—	(257.1)	(257.1)	—	(250.3)	(250.3)
Lease liabilities	275.7	—	275.7	270.3	—	270.3
Deferred compensation	9.3	—	9.3	9.8	—	9.8
Share-based compensation	6.8	—	6.8	6.6	—	6.6
Other temporary differences	18.8	—	18.8	28.3	—	28.3
Bermuda ETA	239.5	—	239.5	263.3	—	263.3
Net operating loss carryforwards	49.0	—	49.0	58.1	—	58.1
Capital loss carryforwards	12.5	—	12.5	11.3	—	11.3
Total gross deferred tax assets (liabilities)	$676.3	$(560.1)	$116.2	$710.4	$(567.1)	$143.3
Valuation allowance	(14.1)	—	(14.1)	(14.9)	—	(14.9)
Deferred tax assets (liabilities)	$662.2	$(560.1)	$102.1	$695.5	$(567.1)	$128.4

Disclosed as:
Non-current assets			$277.4			$301.5
Non-current liabilities			(175.3)			(173.1)
Deferred tax assets, net			$102.1			$128.4
The following table is a rollforward of the Company’s deferred tax asset valuation allowance for Fiscal 2026, Fiscal 2025 and Fiscal 2024:

(in millions)	Fiscal 2026	Fiscal 2025	Fiscal 2024
Beginning balance	$14.9	$18.3	$19.0
Credited to income tax expense	(0.6)	(2.2)	(2.0)
Increases from acquisitions	—	—	1.4
Lapsed due to expiration of benefit	(1.5)	(1.0)	(0.3)
Foreign currency translation	1.3	(0.2)	0.2
Ending balance	$14.1	$14.9	$18.3
As of January 31, 2026, Signet had deferred tax assets associated with US Federal and state net operating loss carry forwards of $27.5 million, of which $14.5 million are subject to ownership change limitations rules under Section 382 of the IRC and various US state regulations. Federal net operating losses can be carried forward indefinitely and state net operating losses expire between 2026 and 2042. Signet had deferred tax assets associated with foreign net operating loss carryforwards of $21.5 million as of January 31, 2026, most of which can be carried forward indefinitely. As of January 31, 2026, Signet had foreign capital loss carryforward deferred tax assets of $12.5 million (Fiscal 2025: $11.3 million), which can be carried forward over an indefinite period and are only available to offset future capital gains.
The decrease in the total valuation allowance in Fiscal 2026 was $0.8 million. The valuation allowance as of January 31, 2026 primarily relates to certain state deferred tax assets and foreign capital loss carry forwards that, in the judgment of management, are not more likely than not to be realized.
Signet believes that it is more likely than not that deferred tax assets not subject to a valuation allowance as of January 31, 2026 will be offset where permissible by deferred tax liabilities or realized on future tax returns, primarily from the generation of future taxable income.
Uncertain tax positions
The following table summarizes the activity related to the Company’s unrecognized tax benefits for US federal, US state and non-US tax jurisdictions for Fiscal 2026, Fiscal 2025 and Fiscal 2024:

(in millions)	Fiscal 2026	Fiscal 2025	Fiscal 2024
Unrecognized tax benefits, beginning of period	$28.1	$26.0	$85.9
Increases related to current year tax positions	0.5	1.4	1.5
Increases related to prior year tax positions	1.6	1.9	—
Settlements with tax authorities	—	—	(59.6)
Lapse of statute of limitations	(1.7)	(1.2)	(1.8)
Foreign currency translation	0.1	—	—
Unrecognized tax benefits, end of period	$28.6	$28.1	$26.0
As of January 31, 2026, Signet had approximately $28.6 million of unrecognized tax benefits in respect to uncertain tax positions. Signet recognizes accrued interest and, where appropriate, penalties related to unrecognized tax benefits within income taxes in the consolidated statements of operations. As of January 31, 2026, Signet had accrued interest of $19.6 million and $0.5 million of accrued penalties. If all of these unrecognized tax benefits were settled in Signet’s favor, the effective income tax rate would be favorably impacted by $44.4 million.
Signet has business activity in all states within the US and files income tax returns for the US federal jurisdiction and all applicable states. Signet also files income tax returns in the UK, Canada, Ireland and certain other foreign jurisdictions. Signet is subject to examinations by the US federal and state and Canadian tax authorities for tax years ending after November 1, 2011 and is subject to examination by the UK tax authority for tax years ending after February 1, 2015. The Company has not received any material assessments to date related to open examinations in any of the above jurisdictions; however, the Company has been engaged with various tax authorities related to inquiries in the normal course of their examinations. Should these tax authorities assess the Company for one or more of the tax positions taken within the Company’s income tax filings, and should the tax authorities prevail in such assessments, there could be a material impact on our results of operations and cash flows in future periods.
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
11. Credit card outsourcing programs
The Company has entered into various agreements with Comenity Bank and Comenity Capital Bank (collectively “Comenity”) and Concora Credit Inc. (“Concora”) through its subsidiaries Sterling Jewelers Inc. (“Sterling”) and Zale Delaware, Inc. (“Zale”), to outsource its private label credit card programs. Under both the Sterling and Zale agreements (“Program Agreements”), Comenity and Concora provide credit services to prime and non-prime customers. The Program Agreements are effective through December 31, 2028.

12. Inventories
The following table provides the components of the Company’s inventory as of January 31, 2026 and February 1, 2025:

(in millions)	January 31, 2026	February 1, 2025
Raw materials	$52.2	$56.3
Merchandise inventories	1,887.9	1,881.0
Total inventories	$1,940.1	$1,937.3
The Company held $595.9 million of consignment inventory at January 31, 2026 (February 1, 2025: $601.5 million), which is not recorded on the consolidated balance sheets. The principal terms of the consignment agreements, which can generally be terminated by either party, are such that the Company can return any or all of the inventory to the relevant suppliers without financial or commercial penalties and the supplier can adjust the inventory costs prior to sale.
Inventory reserves
The following table provides the components of the Company’s inventory reserves for Fiscal 2026, Fiscal 2025 and Fiscal 2024:

(in millions)	Fiscal 2026	Fiscal 2025	Fiscal 2024
Inventory reserve, beginning of period	$20.4	$16.7	$27.7
Charged to income	40.8	51.8	37.6
Utilization (1)	(33.2)	(48.1)	(48.6)
Inventory reserve, end of period	$28.0	$20.4	$16.7
(1)     Includes the impact of foreign exchange translation.
13. Property, plant and equipment, net
The following table provides the components of the Company’s property, plant and equipment, net as of January 31, 2026 and February 1, 2025:

(in millions)	January 31, 2026	February 1, 2025
Land and buildings	$17.2	$16.7
Leasehold improvements	733.6	703.8
Furniture and fixtures	776.8	746.9
Equipment	197.0	185.3
Software	279.3	261.5
Construction in progress	56.7	53.8
Total	$2,060.6	$1,968.0
Accumulated depreciation and amortization	(1,561.8)	(1,461.5)
Property, plant and equipment, net	$498.8	$506.5
Depreciation and amortization expense for property, plant and equipment was $147.0 million in Fiscal 2026 (Fiscal 2025: $147.3 million; Fiscal 2024: $160.0 million). In Fiscal 2026, the Company recorded impairment charges of $5.1 million related to property and equipment (Fiscal 2025: $3.5 million; Fiscal 2024: $3.8 million). See Note 14 for additional information.

14. Asset impairments, net
The following table summarizes the Company’s net asset impairment activity for Fiscal 2026, Fiscal 2025 and Fiscal 2024:

(in millions)	Fiscal 2026	Fiscal 2025	Fiscal 2024
Goodwill impairment (1)	$53.6	$272.5	$—
Indefinite-lived intangible asset impairment (1)	21.0	94.0	—
Cloud computing asset impairment	9.9	—	—
Property, plant and equipment impairment	5.1	3.5	3.8
Operating lease ROU asset impairment, net	2.0	2.0	2.7
Definite-lived intangible asset impairment	—	—	2.6
Total asset impairments, net	$91.6	$372.0	$9.1
(1)     See Note 16 for additional information.
Long-lived assets of the Company consist primarily of property and equipment and operating lease right-of-use (“ROU”) assets. Long-lived assets are reviewed for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. Potentially impaired assets or asset groups are identified by reviewing the undiscounted cash flows of individual stores. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset or asset group to estimated undiscounted future cash flows expected to be generated by the store asset group, based on the Company’s internal business plans. If the undiscounted cash flows for the store asset group are less than its carrying amount, the long-lived assets are measured for potential impairment by estimating the fair value of the asset group, and recording an impairment loss for the amount that the carrying value exceeds the estimated fair value. The Company primarily utilizes the replacement cost method to estimate the fair value of its property and equipment, and the income capitalization method to estimate the fair value of its ROU assets, which incorporates historical store level sales, internal business plans, real estate market capitalization and rental rates, and discount rates.
Cloud computing asset impairments
During Fiscal 2026, the Company decommissioned certain software systems accounted for as cloud computing arrangements in connection with the realignment of certain digital initiatives under the restructuring activities further described in Note 25. As a result of decommissioning these systems, the Company recorded impairment charges of $9.9 million during Fiscal 2026.
Store asset impairments
During Fiscal 2026, Fiscal 2025 and Fiscal 2024, the Company completed its quarterly triggering event assessments and determined that triggering events had occurred for certain long-lived asset groups at individual stores based on real estate assessments (including store closure decisions) and store performance for the remaining lease period for certain stores that required an impairment assessment. This impacted property and equipment and ROU assets at the store level. The Company identified certain stores in the initial recoverability test which had carrying values in excess of the estimated undiscounted cash flows. For these stores failing the initial recoverability test, a fair value assessment for these long-lived assets was performed.
As a result of the assessment of the estimated fair values, the Company recorded impairment charges for property and equipment of $5.1 million in Fiscal 2026 (Fiscal 2025: $3.5 million; Fiscal 2024: $3.8 million). In addition, the Company recorded net ROU asset impairment charges of $2.0 million in Fiscal 2026 (Fiscal 2025: $2.0 million; Fiscal 2024: $2.7 million).
Certain factors impacting the Company’s business could continue to further negatively affect the operating performance and cash flows of the previously impaired stores or additional stores, including changes in consumer behavior and shifts in discretionary spending, the inability to achieve or maintain cost savings or other strategic initiatives, or changes in real estate strategy, as well as macroeconomic uncertainty related to areas such as the impacts of tariffs, economic and tax policy, and inflation. In addition, key assumptions used to estimate fair value, such as sales trends, capitalization and market rental rates, and discount rates could impact the fair value estimates of the store-level assets in future periods.
15. Leases
The Company occupies certain properties and holds machinery and vehicles under operating leases. The Company determines if an arrangement is a lease at the agreement’s inception. Certain operating leases include predetermined rent increases, which are charged to store occupancy costs within cost of sales on a straight-line basis over the lease term, including any construction period or other rental holiday. Other variable amounts paid under operating leases, such as taxes and common area maintenance, are charged to cost of sales as incurred. Premiums paid to acquire short-term leasehold properties and inducements to enter into a lease are recognized on a straight-line basis over the lease term. Certain leases provide for contingent rent based on a percentage of sales in excess of a predetermined level. Certain leases provide for variable rent increases based on indexes specified within the lease agreement. The variable increases based on an index are initially measured as part of the operating lease liability using the index at the commencement date. Contingent rent and subsequent changes to variable rent based on indexes will be recognized in the variable lease cost and included in the determination of total lease cost when it is probable that the expense has been incurred and the amount is reasonably estimable. Operating leases are included in operating lease ROU assets and current and non-current operating lease liabilities in the Company’s consolidated balance sheets.
ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As most of the Company’s leases do not provide an implicit rate, the Company uses its incremental secured borrowing rate based on the information available at the lease commencement date, including the underlying term and currency of the lease, in measuring the present value of lease payments. Lease terms, which include the period of the lease that cannot be canceled, may also include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Leases with an initial term of twelve months or less are not recorded on the balance sheet, and the Company recognizes short-term lease expense for these leases on a straight-line basis over the lease term. Variable lease expense is recognized in the period in which the variable component of the lease is incurred. The operating lease ROU asset may also include initial direct costs, prepaid and/or accrued lease payments and the unamortized balance of lease incentives received. ASC 842, Leases, allows a lessee, as an accounting policy election by class of underlying asset, to choose not to separate non-lease components from lease components and instead to account for each separate lease component and the non-lease components associated with that lease component as a single lease component. The Company has elected this practical expedient as presented in ASC 842, and does not separate non-lease components for all underlying asset classes. ROU assets are reviewed for impairment whenever events or circumstances indicate that the carrying amount of the assets may not be recoverable in accordance with the Company’s long-lived asset impairment assessment policy, as described in Note 14.
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
The weighted average lease term and discount rate for the Company’s outstanding operating leases as of January 31, 2026 and February 1, 2025 were as follows:

	January 31, 2026	February 1, 2025
Weighted average remaining lease term	6.4 years	6.7 years
Weighted average discount rate	6.1%	6.2%
The following table provides the components of total lease cost for Fiscal 2026, Fiscal 2025 and Fiscal 2024:

(in millions)	Fiscal 2026	Fiscal 2025	Fiscal 2024
Operating lease cost	$396.3	$387.6	$391.9
Short-term lease cost	32.7	46.7	47.9
Variable lease cost	103.1	103.7	108.9
Sublease income	(1.2)	(1.3)	(0.6)
Total lease cost	$530.9	$536.7	$548.1
The following table provides supplemental cash flow information related to the Company’s leases for Fiscal 2026, Fiscal 2025 and Fiscal 2024:

(in millions)	Fiscal 2026	Fiscal 2025	Fiscal 2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$411.9	$407.1	$438.0
Operating lease ROU assets obtained in exchange for lease obligations	218.7	320.1	235.2
Reduction in the carrying amount of ROU assets (1)	319.4	309.1	316.5
(1) Excludes net ROU asset impairment charges of $2.0 million, $2.0 million, and $2.7 million during Fiscal 2026, Fiscal 2025, and Fiscal 2024, respectively, as further described in Note 14.

The future minimum operating lease commitments for operating leases having initial or non-cancelable terms in excess of one year are as follows:

(in millions)	January 31, 2026
Fiscal 2027	$373.4
Fiscal 2028	317.2
Fiscal 2029	247.6
Fiscal 2030	147.4
Fiscal 2031	98.5
Thereafter	334.0
Total minimum lease payments	$1,518.1
Less: Imputed interest	(300.8)
Present value of lease liabilities	$1,217.3
16. Goodwill and intangibles
The following summarizes the activity of the Company’s goodwill and intangible assets during the periods presented:
Fiscal 2024
During Fiscal 2024, the Company completed its annual evaluation of its indefinite-lived intangible assets, including goodwill and trade names. The Company utilized the qualitative assessment for all reporting units and trade names, except the Digital brands and Diamonds Direct reporting units and trade names, for which quantitative assessments were utilized. Through the qualitative assessment, the Company did not identify any events or conditions that would indicate that it was more likely than not that the carrying values of the reporting units and indefinite-lived trade names exceeded their fair values. The Company noted no impairment through the quantitative assessments based on the estimated fair values of the reporting units and trade names exceeding their carrying values.
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
As part of the quantitative assessments, management reevaluated its long-term cash flow projections, primarily related to sales growth in the Digital brands and Diamonds Direct. Both brands have a higher bridal mix compared to the rest of Signet, and thus the slower than expected engagement recovery and continued pressure on consumer discretionary spending have had a disproportionate impact on these businesses as compared to the other Signet brands. In addition, to a lesser degree, the Digital brands’ sales have been impacted by market declines in lab-grown diamond pricing over the past year. Management also determined an increase in discount rates was required to reflect the current interest rate environment at the valuation date, as well as to reflect additional forecast risk related to the Digital brands due to the previously discussed challenges related to the integration of Blue Nile. Therefore, these higher discount rates, in conjunction with the revised cash flow projections, resulted in lower than previously projected discounted cash flows for the reporting units and trade names which negatively affected the valuations compared to previous valuations. Based on the results of the quantitative impairment assessments, the Company determined that no impairment was required for the Diamonds Direct reporting unit, as its estimated fair value exceeded its carrying value. However, during the second quarter of Fiscal 2025, the Company recognized pre-tax impairment charges in the consolidated statement of operations within its North America reportable segment related to the Diamonds Direct trade name, the Digital brands reporting unit, and the Blue Nile trade name of $7 million, $123 million and $36 million, respectively, as their respective carrying values exceeded their fair values. As a result of these impairments, as of the annual valuation date of June 1, 2024, the carrying values of the Diamonds Direct trade name, Digital brands goodwill, and Blue Nile trade name were reduced to their estimated fair values of $119 million, $203.1 million, and $60 million, respectively.
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
Fiscal 2026
During Fiscal 2026, the Company completed its annual evaluation of its indefinite-lived intangible assets, including goodwill and trade names. The Company utilized the quantitative assessment for all reporting units and indefinite-lived trade names. Through the quantitative assessments, management reevaluated its long-term cash flow projections, primarily related to sales growth and potential effects of tariffs. Based on the results of these quantitative impairment assessments, the Company determined that no impairment was required for the Sterling, Zales and Diamonds Direct reporting units, nor was any impairment required for the Zales Jewelry, Zales Outlet, Piercing Pagoda, Peoples or Blue Nile indefinite-lived trade names, as their estimated fair values exceeded their carrying values.
During the second quarter of Fiscal 2026, the Company recognized total pre-tax impairment charges in the consolidated statement of operations within its North America reportable segment of $69.6 million for the Digital brands reporting unit and the James Allen and Diamonds Direct trade names. The impairment charges consisted of $53.6 million for Digital brands goodwill, $13 million for the James Allen trade name, and $3 million for the Diamonds Direct trade name. These impairment charges were driven primarily by the decline in long-term cash flow projections of these businesses, particularly in the James Allen brand due to continued challenges with assortment and its competitive position in the market. Management also determined an increase in discount rates was required to reflect the current interest rate environment at the valuation date, additional forecast risk for the Digital brands due to the challenges at James Allen noted above, and additional uncertainty related to potential tariff impacts on the business.
During the fourth quarter of Fiscal 2026, the Company determined a triggering event had occurred requiring an interim impairment assessment for the Diamonds Direct trade name, which management performed on a quantitative basis. Through the quantitative assessment, management reevaluated its sales growth projections which negatively affected the fair value estimates compared to previous valuations. The Company recognized a pre-tax impairment charge in the consolidated statement of operations within the North America reportable segment related to the Diamonds Direct trade name of $5 million as its carrying value exceeded its fair value. The Company did not identify any other events or conditions that would indicate that it was more likely than not that the carrying values of the reporting units or other indefinite-lived intangible assets exceeded their fair values during Fiscal 2026.
Management noted uncertainties exist related to the macroeconomic environment in the US and abroad, including tariffs, economic and tax policy, affordability and interest rates. These factors could unfavorably impact the cost of the Company’s products, consumer confidence and discretionary spending, and thus may impact the key assumptions used to estimate fair value, such as sales trends, margin trends, long-term growth rates and discount rates. These factors could also negatively affect the share price of the Company’s common stock. An increase in the discount rate and/or a further softening of sales and operating income trends for any of the Company’s reporting units and related trade names, particularly during peak selling seasons, could result in a decline in the estimated fair values of the indefinite-lived intangible assets, including goodwill, which could result in future material impairment charges.

Goodwill
The following table summarizes the Company’s goodwill by reportable segment:

(in millions)	North America
Balance at February 3, 2024 (1)	$754.5
Impairments	(272.5)
Balance at February 1, 2025 (1)	$482.0
Impairments	(53.6)
Balance at January 31, 2026 (1)	$428.4
(1)    The carrying amount of goodwill is presented net of accumulated impairment losses of $902.1 million, $848.5 million and $576.0 million as of January 31, 2026, February 1, 2025 and February 3, 2024, respectively.
Intangibles
Definite-lived and indefinite-lived intangible assets consist primarily of trade names and are recorded within intangible assets, net on the consolidated balance sheets. Intangible liabilities, net consists of unfavorable contracts and is recorded within accrued expenses and other current liabilities on the consolidated balance sheets.
The following table provides additional detail regarding the composition of intangible assets and liabilities as of January 31, 2026 and February 1, 2025:

	January 31, 2026			February 1, 2025
(in millions)	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Intangible assets, net:
Definite-lived intangible assets	$8.8	$(6.4)	$2.4	$11.2	$(8.4)	$2.8
Indefinite-lived intangible assets (1)	284.0	—	284.0	304.4	—	304.4
Total intangible assets, net	$292.8	$(6.4)	$286.4	$315.6	$(8.4)	$307.2

Intangible liabilities, net	$(38.0)	$38.0	$—	$(38.0)	$36.2	$(1.8)
(1)    The change in the indefinite-lived intangible asset balances during the periods presented was primarily due to the trade name impairment charges as described above.
Amortization expense relating to intangible assets was $0.5 million in Fiscal 2026 (Fiscal 2025: $0.9 million; Fiscal 2024: $1.9 million). Unfavorable contracts were classified as liabilities and amortization was recognized over the term of the underlying contract. All unfavorable contracts have been fully amortized as of January 31, 2026. Amortization relating to intangible liabilities was $1.8 million in Fiscal 2026 (Fiscal 2025: $1.8 million; Fiscal 2024: $1.8 million). Expected future amortization for intangible assets recorded at January 31, 2026 is as follows:

(in millions)	Intangible assets amortization
Fiscal 2027	$0.5
Fiscal 2028	0.5
Fiscal 2029	0.5
Fiscal 2030	0.4
Fiscal 2031	0.4
Thereafter	0.1
Total	$2.4

17. Investments
Investments in debt securities
Investments in debt securities are held by certain insurance subsidiaries and are reported at fair value as other assets in the consolidated balance sheets. All investments are classified as available-for-sale and include the following as of January 31, 2026 and February 1, 2025:

	January 31, 2026			February 1, 2025
(in millions)	Cost	Unrealized Gain (Loss)	Fair Value	Cost	Unrealized Gain (Loss)	Fair Value
US Treasury securities	$5.4	$—	$5.4	$5.4	$(0.2)	$5.2
Realized gains and losses on investments are determined on a specific identification basis. There were no material net realized gains or losses during Fiscal 2026, Fiscal 2025 or Fiscal 2024. The Company, as required by law, had investments on deposit with various state insurance departments as of January 31, 2026 with a carrying value of $3.8 million (February 1, 2025: $3.8 million).
Investments in debt securities outstanding as of January 31, 2026 mature as follows:

(in millions)	Cost	Fair Value
Less than one year	$—	$—
Year two through year five	4.7	4.8
Year six through year ten	0.7	0.6
Total investment in debt securities	$5.4	$5.4
Investment in Sasmat
During Fiscal 2023, the Company acquired a 25% interest in Sasmat Retail, S.L. (“Sasmat”) for $17.1 million in cash. Sasmat is a Spanish jewelry retailer that operates through both online and brick and mortar retail operations. Under the terms of the agreement, the Company has the option to acquire the remaining 75% of Sasmat exercisable at the earlier of June 2026 or upon Sasmat reaching certain revenue targets as defined in the agreement. The Company is applying the equity method of accounting to the Sasmat investment. During Fiscal 2026 and Fiscal 2025, the Company provided loans totaling $2.0 million and $8.4 million, respectively, to Sasmat with maturities up to 2030, or earlier, should the Company exercise its option noted above. The Sasmat investment and loans are recorded within other assets in the consolidated balance sheets. The Sasmat investment and loans did not have a material impact on the Company’s consolidated statements of operations during the periods presented.
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
Market risk
The Company primarily generates revenues and incurs expenses in US dollars, Canadian dollars and British pounds. As a portion of purchases made by the Company’s UK and Canadian operations are denominated in US dollars, the Company enters into forward foreign currency exchange contracts and foreign currency swaps to manage this exposure to the US dollar.
Signet holds a fluctuating amount of British pounds and Canadian dollars reflecting the cash generative characteristics of operations. The Company’s objective is to minimize net foreign exchange exposure to the consolidated statements of operations on non-US dollar denominated items through managing cash levels, non-US dollar denominated intra-entity balances and foreign currency exchange contracts and swaps. In order to manage the foreign exchange exposure and minimize the level of funds denominated in British pounds and Canadian dollars, dividends are paid periodically by subsidiaries to their immediate holding companies and excess British pounds and Canadian dollars are sold in exchange for US dollars.
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
Credit risk and concentrations of credit risk
Credit risk represents the loss that would be recognized at the reporting date if counterparties failed to perform as contracted. Signet does not anticipate non-performance by counterparties of its financial instruments. Signet does not require collateral or other security to support cash investments or financial instruments with credit risk; however, it is Signet’s policy to only hold cash and cash equivalent investments and to transact financial instruments with financial institutions with a certain minimum credit rating. As of January 31, 2026, management does not believe Signet is exposed to any significant concentrations of credit risk that arise from cash and cash equivalent investments, derivatives or accounts receivable.
Foreign currency and commodity risks
The following types of derivative financial instruments are utilized by the Company to mitigate certain risk exposures related to changes in foreign exchange rates and commodity prices:
Foreign currency exchange forward contracts (designated) — These contracts are entered into to limit the impact of movements in foreign exchange rates on forecasted foreign currency purchases. The total notional amount of these foreign currency contracts outstanding as of January 31, 2026 was $15.4 million (February 1, 2025: $13.3 million). These contracts have been designated as cash flow hedges and will be settled over the next 11 months (February 1, 2025: 11 months).
Foreign currency exchange forward contracts (undesignated) — Foreign currency contracts not designated as cash flow hedges are used to limit the impact of movements in foreign exchange rates on recognized foreign currency payables and to hedge currency flows through Signet’s bank accounts to mitigate Signet’s exposure to foreign currency exchange risk in its cash and borrowings. The total notional amount of these foreign currency contracts outstanding as of January 31, 2026 was $100.8 million (February 1, 2025: $86.6 million).
Commodity forward contracts (designated) — The Company has exposure to movements in the price of the underlying precious metal raw material components of the products sold by Signet. Signet’s policy is to reduce the impact of precious metal commodity price volatility, such as gold, on operating results through the use of outright forward purchases of, or by entering into options to purchase, precious metals within treasury guidelines approved by the CFO. In particular, when price and volume warrant such actions, Signet undertakes hedging of its requirements for gold through the use of forward purchase contracts or option contracts. Signet began hedging its exposure to gold prices during the second quarter of Fiscal 2026. The total notional amount of these forward contracts outstanding as of January 31, 2026 was approximately 35,000 ounces of gold. These contracts have been designated as cash flow hedges and will be settled over the next 11 months.
The bank counterparties to the derivative instruments expose the Company to credit-related losses in the event of their non-performance. However, to mitigate that risk, the Company only contracts with counterparties that meet certain minimum requirements under its counterparty risk assessment process. As of January 31, 2026, the Company believes that this credit risk did not materially change the fair value of the derivative instruments.
The following table summarizes the fair value and presentation of derivative instruments in the consolidated balance sheets as of January 31, 2026 and February 1, 2025:

	Fair value of derivative assets
(in millions)	Balance sheet location	January 31, 2026	February 1, 2025
Derivatives designated as hedging instruments:
Foreign currency contracts	Other current assets	$—	$0.4
Commodity contracts	Other current assets	26.8	—
		26.8	0.4
Derivatives not designated as hedging instruments:
Foreign currency contracts	Other current assets	0.7	—
Total derivative assets		$27.5	$0.4

	Fair value of derivative liabilities
(in millions)	Balance sheet location	January 31, 2026	February 1, 2025
Derivatives designated as hedging instruments:
Foreign currency contracts	Other current liabilities	$(0.4)	$—
Commodity contracts	Other current liabilities	(0.6)	—
		(1.0)	—
Derivatives not designated as hedging instruments:
Foreign currency contracts	Other current liabilities	—	(0.7)
Total derivative liabilities		$(1.0)	$(0.7)
Derivatives designated as cash flow hedges
The following table summarizes the pre-tax gains (losses) recorded in AOCI for derivatives designated in cash flow hedging relationships as of January 31, 2026 and February 1, 2025:

(in millions)	January 31, 2026	February 1, 2025
Foreign currency contracts	$(0.6)	$0.4
Commodity contracts	35.8	—
Gains recorded in AOCI	$35.2	$0.4
The following tables summarize the effect of derivative instruments designated as cash flow hedges on OCI and the consolidated statements of operations for Fiscal 2026, Fiscal 2025 and Fiscal 2024:
Foreign currency contracts

(in millions)	Statement of operations caption	Fiscal 2026	Fiscal 2025	Fiscal 2024
Gains (losses) recorded in AOCI, beginning of period		$0.4	$(0.1)	$0.6
Current period (losses) gains recognized in OCI		(1.3)	0.3	(0.2)
Losses (gains) reclassified from AOCI to net income	Cost of sales (1)	0.3	0.2	(0.5)
(Losses) gains recorded in AOCI, end of period		$(0.6)	$0.4	$(0.1)
Commodity contracts

(in millions)	Statement of operations caption	Fiscal 2026	Fiscal 2025	Fiscal 2024
Gains recorded in AOCI, beginning of period		$—	$—	$—
Current period gains recognized in OCI		38.7	—	—
Gains reclassified from AOCI to net income	Cost of sales (1)	(2.9)	—	—
Gains recorded in AOCI, end of period		$35.8	$—	$—
(1)    Refer to the consolidated statements of operations for total amounts of each financial statement caption impacted by cash flow hedges.
There were no discontinued cash flow hedges during Fiscal 2026, Fiscal 2025 and Fiscal 2024 as all forecasted transactions are expected to occur as originally planned. As of January 31, 2026, based on current valuations, the Company expects approximately $30.3 million of net pre-tax derivative gains to be reclassified out of AOCI into earnings within the next 12 months.
Derivatives not designated as cash flow hedges
The following table summarizes the gains (losses) recognized from the Company’s derivatives instruments not designated as cash flow hedges within other operating (expense) income, net in the consolidated statements of operations for Fiscal 2026, Fiscal 2025 and Fiscal 2024:

(in millions)	Fiscal 2026	Fiscal 2025	Fiscal 2024
Foreign currency contracts	$5.0	$(6.3)	$(0.1)

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
Level 1—quoted market prices in active markets for identical assets and liabilities
Level 2—observable market based inputs or unobservable inputs that are corroborated by market data
Level 3—unobservable inputs that are not corroborated by market data
The Company determines fair value based upon quoted prices when available or through the use of alternative approaches, such as discounting the expected cash flows using market interest rates commensurate with the credit quality and duration of the investment. The methods used by the Company to determine fair value on an instrument-specific basis as of January 31, 2026 and February 1, 2025 are detailed below:

	January 31, 2026			February 1, 2025
(in millions)	Carrying Value	Level 1	Level 2	Carrying Value	Level 1	Level 2
Assets:
US Treasury securities	$5.4	$5.4	$—	$5.2	$5.2	$—
Foreign currency contracts	0.7	—	0.7	0.4	—	0.4
Commodity contracts	26.8	—	26.8	—	—	—
Total assets	$32.9	$5.4	$27.5	$5.6	$5.2	$0.4

Liabilities:
Foreign currency contracts	$(0.4)	$—	$(0.4)	$(0.7)	$—	$(0.7)
Commodity contracts	(0.6)	—	(0.6)	—	—	—
Total liabilities	$(1.0)	$—	$(1.0)	$(0.7)	$—	$(0.7)
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
The Company performed impairment tests for certain long-lived assets during Fiscal 2026, Fiscal 2025 and Fiscal 2024. The Company utilizes primarily the replacement cost method (a level 3 valuation method) for the fair value of its property and equipment, and the income method to estimate the fair value of its ROU assets, which incorporates Level 3 inputs such as historical store level sales, internal business plans, real estate market capitalization and rental rates, and discount rates. See Note 14 for additional information.
Goodwill and other indefinite-lived intangible assets are evaluated for impairment annually or more frequently if events or conditions were to indicate the carrying value of a reporting unit or an indefinite-lived intangible asset may be greater than its fair value. As described in Note 16, during Fiscal 2026, Fiscal 2025 and Fiscal 2024, the Company performed interim and annual impairment assessments on a quantitative basis for certain reporting units and indefinite-lived intangible assets. The fair values used in these assessments were calculated using a combination of the income and market approaches for the reporting units and the relief from royalty method for the indefinite-lived intangible assets. The fair values are Level 3 valuations based primarily on certain unobservable inputs, including estimated sales growth, projected cash flows, discount rates, comparable company earnings multiples, and royalty rates, aligned with market-based assumptions. These unobservable inputs would be utilized by market participants in valuing these assets or prices of similar assets. See Note 16 for additional information.
The carrying amounts of cash and cash equivalents, other current assets, accounts payable, accrued expenses and other current liabilities, and income taxes approximate fair value because of the short-term maturity of these amounts.

20. Long-term debt
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
Revolving loans under the ABL are available in an aggregate amount equal to the lesser of the aggregate ABL revolving commitments and a borrowing base determined based on the value of certain inventory and credit card receivables, subject to specified advance rates and reserves. Indebtedness under the ABL is secured by substantially all of the assets of the Company and its subsidiaries, subject to customary exceptions. Borrowings under the ABL, as applicable, bear interest at the Company’s option at either term rate plus the applicable margin or a base rate plus the applicable margin, depending on the excess availability under the ABL. As of January 31, 2026, the interest rate applicable to the ABL was 5.3% (February 1, 2025: 5.9%). The Company had stand-by letters of credit outstanding of $16.0 million on the ABL as of January 31, 2026 (February 1, 2025: $18.0 million). The Company had no outstanding borrowings on the ABL for the periods presented and its available borrowing capacity was $1.2 billion on the ABL as of January 31, 2026 (February 1, 2025: $1.2 billion).
If the excess availability under the ABL falls below the threshold specified in the ABL agreement, the Company will be required to maintain a fixed charge coverage ratio of not less than 1.00 to 1.00. As of January 31, 2026, the threshold related to the fixed coverage ratio was approximately $114 million. The ABL places certain restrictions upon the Company’s ability to, among other things, incur additional indebtedness, pay dividends, grant liens and make certain loans, investments and divestitures. The ABL contains customary events of default (including payment defaults, cross-defaults to certain of the Company’s other indebtedness, breach of representations and covenants and change of control). The occurrence of an event of default under the ABL would permit the lenders to accelerate the indebtedness and terminate the ABL.
The Company has incurred a total of $16.9 million of debt issuance costs relating to the ABL. Unamortized debt issuance costs related to the ABL totaled $5.6 million as of January 31, 2026 (February 1, 2025: $7.1 million), and are recorded within other assets in the consolidated balance sheets. Amortization relating to the debt issuance costs is recorded as a component of interest income, net in the consolidated statements of operations and totaled $1.5 million for Fiscal 2026 (Fiscal 2025: $1.8 million; Fiscal 2024: $1.8 million).
21. Other operating (expense) income, net
The following table provides the components of other operating (expense) income, net for Fiscal 2026, Fiscal 2025 and Fiscal 2024:

(in millions)	Fiscal 2026	Fiscal 2025	Fiscal 2024
Restructuring and related charges (1)	$(26.5)	$(11.5)	$(7.5)
(Loss) gain on divestitures, net (2)	(4.1)	(2.6)	12.3
Other	(6.1)	(6.2)	(1.9)
Other operating (expense) income, net	$(36.7)	$(20.3)	$2.9
(1)    See Note 25 for additional information.
(2)    See Note 4 for additional information.

22. Accrued expenses and other current liabilities
The following table provides the components of the Company’s accrued expenses and other current liabilities as of January 31, 2026 and February 1, 2025:

(in millions)	January 31, 2026	February 1, 2025
Accrued compensation and benefits	$121.6	$82.8
Payroll and other taxes	60.7	60.7
Accrued advertising	43.7	42.4
Other accrued expenses	161.3	180.9
Total accrued expenses and other current liabilities	$387.3	$366.8
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

(in millions)	Fiscal 2026	Fiscal 2025	Fiscal 2024
Warranty reserve, beginning of period	$39.0	$43.7	$40.8
Warranty expense	4.3	5.8	14.9
Utilized (1)	(9.1)	(10.5)	(12.0)
Warranty reserve, end of period	$34.2	$39.0	$43.7
(1)    Includes impact of foreign exchange translation.

(in millions)	January 31, 2026	February 1, 2025
Disclosed as:
Accrued expenses and other current liabilities	$8.8	$10.3
Other liabilities - non-current (see Note 23)	25.4	28.7
Total warranty reserve	$34.2	$39.0
23. Other liabilities - non-current
The following table provides the components of the Company’s other liabilities - non-current as of January 31, 2026 and February 1, 2025:

(in millions)	January 31, 2026	February 1, 2025
Deferred compensation	$35.5	$35.3
Warranty reserve	25.4	28.7
Other liabilities	21.9	21.1
Total other liabilities - non-current	$82.8	$85.1
24. Share-based compensation
Signet operates a share-based compensation plan as further described below. Share-based compensation expense and the associated tax benefits recognized in the consolidated statements of operations are as follows for Fiscal 2026, Fiscal 2025 and Fiscal 2024:

(in millions)	Fiscal 2026	Fiscal 2025	Fiscal 2024
Share-based compensation expense	$26.9	$22.2	$41.1
Income tax benefit	$(3.9)	$(2.2)	$(5.4)

As of January 31, 2026, unrecognized compensation cost related to unvested awards granted under share-based compensation plans is as follows:

(in millions)	Unrecognized compensation cost	Weighted average period
Omnibus Plan	$34.8	1.6 years
The Company satisfies share option exercises and the vesting of RSAs, RSUs, and PSUs under its plans with the issuance of treasury shares.
Omnibus Plan
In June 2018, Signet’s shareholders approved and the Company adopted the Signet Jewelers Limited 2018 Omnibus Incentive Plan (as amended to the date hereto, the “2018 Omnibus Plan”). Upon adoption of the 2018 Omnibus Plan, shares that were previously available under the Signet Jewelers Limited Omnibus Incentive Plan, which was approved in June 2009 (the “2009 Omnibus Plan”, and collectively with the 2018 Omnibus Incentive Plan, the “Omnibus Plans”) are no longer available for future grants and were not transferred to the 2018 Omnibus Plan. Awards that may be granted under the 2018 Omnibus Plan include RSAs, RSUs, PSUs, common shares, stock options, stock appreciation rights and other stock-based awards. The Fiscal 2026, Fiscal 2025 and Fiscal 2024 annual awards granted under the Omnibus Plans have two elements: RSUs and PSUs. The PSUs awarded in Fiscal 2026 include three performance measures: revenue, adjusted operating margin (defined as adjusted operating income divided by revenue) and free cash flow (defined as cash flow from operations less capital expenditures). The PSUs awarded in Fiscal 2025 and Fiscal 2024 include two performance measures: revenue and free cash flow. For the performance measures, cumulative results achieved during the relevant three-year performance period are compared to target metrics established in the underlying grant agreements, as approved by the Human Capital Management & Compensation Committee of the Board.
The time-based stock options generally vest on the third anniversary of the grant date and have a ten-year contractual term, subject to continued employment. RSUs generally have a one or three-year vesting period, subject to continued service or employment. The 2018 Omnibus Plan permits the grant of awards to employees, non-employee directors and consultants for up to 6,975,000 common shares.
Beginning in Fiscal 2026, RSUs have dividend rights when granted and the fair value of these awards are based on the market price of the Company’s stock at grant date. RSUs granted prior to Fiscal 2026, as well as PSUs granted during Fiscal 2026, Fiscal 2025 and Fiscal 2024, do not have dividend rights until vesting, and thus the grant date fair value of these awards are adjusted based on the dividend yield and term of the awards. As of January 31, 2026, accrued dividends on RSUs of $0.6 million were recorded in accrued expenses and other current liabilities in the consolidated balance sheet. The significant assumptions utilized to estimate the weighted-average fair value of RSUs and PSUs granted under the 2018 Omnibus Plan are as follows:

	Fiscal 2026	Fiscal 2025	Fiscal 2024
Share price	$61.54	$97.49	$62.71
Expected term	2.8 years	2.7 years	2.9 years
Dividend yield	1.3%	1.2%	0.9%
Fair value	$61.22	$94.83	$61.06
Only RSUs and PSUs were granted during Fiscal 2026, Fiscal 2025 and Fiscal 2024.
The expected term utilized is the length of time the awards are expected to be outstanding, primarily based on the vesting period and expiration date of the awards. The dividend yield is based on a combination of historical actual dividend yields and projected dividend yields.
The Fiscal 2026 activity for RSUs and PSUs granted under the Omnibus Plans is as follows:

(in millions, except per share amounts)	Number of shares	Weighted average grant date fair value	Weighted average remaining contractual life	Intrinsic value (1)
Outstanding at February 1, 2025	1.7	$77.77	1.4 years	$100.2
Fiscal 2026 activity:
Granted	1.1	61.22
Vested	(0.5)	79.33
Lapsed or forfeited	(0.3)	70.86
Outstanding at January 31, 2026	2.0	$69.69	1.3 years	$182.8

(1)    Intrinsic value for outstanding RSUs and PSUs is based on the fair market value of Signet’s common stock on the last business day of the fiscal year. There were no RSAs outstanding as of January 31, 2026.
The Fiscal 2026 activity for stock options previously granted and still outstanding under the Omnibus Plans is as follows:

(in millions, except per share amounts)	No. of shares	Weighted average exercise price	Weighted average remaining contractual life	Intrinsic value (1)
Outstanding at February 1, 2025	0.1	$37.66	3.4 years	$1.3
Fiscal 2026 activity:
Exercised	—	—
Outstanding at January 31, 2026	0.1	$38.91	2.3 years	$1.9
(1)    Intrinsic value for outstanding awards is based on the fair market value of Signet’s common stock on the last business day of the fiscal year.
The following table summarizes additional information about awards granted under the Omnibus Plans:

(in millions)	Fiscal 2026	Fiscal 2025	Fiscal 2024
Total intrinsic value of awards vested	$25.8	$29.0	$121.8
25. Restructuring
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
During Fiscal 2026, restructuring and related charges of $26.5 million were recognized, primarily related to severance and other employee-related costs as well as store closure costs. Plan liabilities of $10.2 million were recorded within accrued expenses and other current liabilities in the consolidated balance sheet as of January 31, 2026, primarily consisting of employee severance costs.
The following table summarizes the restructuring and related charges incurred for the Plan, which are recorded within other operating (expense) income, net in the consolidated statements of operations, during Fiscal 2026:

(in millions)	Fiscal 2026
Employee-related costs	$22.7
Store closure and other costs	3.8
Total Plan expenses	$26.5
In addition to the charges described above, the Company incurred $16.7 million of non-cash asset impairment charges as a result of the Plan, primarily for store assets and cloud computing arrangements as further described in Note 14, which are recorded within asset impairments, net in the consolidated statements of operations.
The following table summarizes the activity related to Plan liabilities for Fiscal 2026:

(in millions)	Employee-related costs	Store closure and other costs	Total
Balance at February 1, 2025	$—	$—	$—
Payments and other adjustments	(12.5)	(3.8)	(16.3)
Charged to expense	22.7	3.8	26.5
Balance at January 31, 2026	$10.2	$—	$10.2
Total estimated costs related to the Plan are expected to range from approximately $50 million to $60 million, including approximately $25 million to $30 million of estimated non-cash charges primarily for asset disposals and impairments. The Company expects the Plan will be substantially completed by the end of Fiscal 2027.
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
During Fiscal 2025 and Fiscal 2024, the Company recorded charges related to the Fiscal 2024 Plan of $14.2 million and $11.3 million, respectively, consisting of the following: $6.4 million and $5.4 million, respectively, for employee-related costs; $5.1 million and $1.6 million, respectively, for store closure costs; and $2.7 million and $4.3 million, respectively, related to asset impairments. Employee-related and store closure costs are recorded within other operating (expense) income, net and asset impairments are recorded within asset impairments, net within the consolidated statements of operations. There are no significant liabilities related to the Fiscal 2024 Plan remaining as of January 31, 2026.
Cumulative costs to date related to the Fiscal 2024 Plan are $25.5 million, consisting of the following: $11.8 million for employee-related costs; $6.7 million for store closure costs; and $7.0 million related to asset impairments.
26. Employee benefit plans
The Company operates a defined contribution 401(k) retirement savings plan for all eligible US employees who meet minimum age and service requirements. The assets of this plan are held in a separate trust and the Company matches 50% of up to 6% of employee elective salary deferrals, subject to statutory limitations. The Company’s contributions to this plan in Fiscal 2026 were $12.7 million (Fiscal 2025: $12.9 million; Fiscal 2024: $13.6 million).
The Company offers a defined contribution plan for UK employees. The Company’s contributions to this plan in Fiscal 2026 were $2.4 million (Fiscal 2025: $2.1 million; Fiscal 2024: $2.4 million).
The Company has established two unfunded, non-qualified deferred compensation plans (“DCP”), one of which permits certain management and highly compensated employees to elect annually to defer all or a portion of their compensation and are credited earnings or losses on the deferred amounts under the terms of the plan and the other of which is frozen as to new participants and new deferrals. The DCP provides for a matching contribution based on each participant’s annual compensation deferral and permits employer contributions on a discretionary basis. Costs recognized in connection with the DCP are recorded in SG&A and were $5.4 million in Fiscal 2026 (Fiscal 2025: $7.3 million; Fiscal 2024: $5.4 million).
Although it is not required, the Company has elected to partially fund the DCP by investing in trust-owned life insurance policies and mutual funds. The value and classification of the mutual funds as of January 31, 2026 and February 1, 2025 are as follows:

	January 31, 2026		February 1, 2025
(in millions)	Total	Level 1	Total	Level 1
Investments measured at fair value:
Mutual funds	$28.9	$28.9	$28.3	$28.3
Investments measured at net asset value:
Money market mutual funds	5.9		2.7
Total assets	$34.8	$28.9	$31.0	$28.3
The Company also has company-owned life insurance policies held for purposes of funding the DCP totaling $4.3 million and $4.4 million as of January 31, 2026 and February 1, 2025, respectively.
The total liability recorded by the Company for the DCP was $40.1 million and $42.1 million as of January 31, 2026 and February 1, 2025, respectively.
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

The following table is a rollforward of the outstanding obligations for the Company’s supplier finance program:

(in millions)	Fiscal 2026	Fiscal 2025
Confirmed obligations outstanding, beginning of period	$12.9	$7.8
Invoices confirmed	57.2	44.2
Invoices paid	(61.1)	(39.1)
Confirmed obligations outstanding, end of period	$9.0	$12.9
28. Commitments and contingencies
Capital commitments
The Company had capital commitments of $56.5 million as of January 31, 2026 (February 1, 2025: $51.9 million). These commitments generally relate to store construction and capital investments in information technology. Additionally, the Company has certain commitments to maintain or improve leased properties; however, there are no minimum requirements or otherwise committed amounts for these projects as of January 31, 2026 or February 1, 2025.
Contingent property liabilities
Property leases have been assigned to third parties in the UK by Signet and remained unexpired and occupied by assignees. Should the assignees fail to fulfill any obligations in respect of those leases, the Company may be liable for those defaults. The maximum potential amount of future payments Signet could be required to make under these guarantees is $17.9 million as of January 31, 2026. No liabilities have been recorded as the likelihood of default was deemed to be remote and the fair value of the guarantees is not material. The amount of such claims arising to date has not been material.
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
Previously settled matters
As previously disclosed, during Fiscal 2023 the Company recognized charges for litigation in connection with a collective class action arbitration proceeding and an alleged vendor breach of contract. These matters were both paid in Fiscal 2024 for approximately $185 million and $15.9 million, respectively, upon final settlement and/or court approvals.

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
Management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures in accordance with Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on such evaluation, the principal executive officer and principal financial officer have concluded that such disclosure controls and procedures were effective as of January 31, 2026.
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
Management conducted an evaluation of internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management determined that the Company’s internal control over financial reporting was effective to accomplish their objectives at the reasonable assurance level as of January 31, 2026.
The Company’s independent registered public accounting firm, KPMG LLP, audited the Fiscal 2026 consolidated financial statements of Signet and has also audited the effectiveness of internal control over financial reporting as of January 31, 2026. Unqualified opinions have been issued thereon, the details of which are included within Item 8 of this Annual Report on Form 10-K.
Changes in internal control over financial reporting
There were no changes in internal control over financial reporting during the quarter ended January 31, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
Rule 10b5-1 Trading Arrangements
During the fourth quarter of Fiscal 2026, no director or officer of the Company, as defined in Rule 16a-1(f), adopted, modified, or terminated a Rule 10b5-1 Trading Arrangement or non-Rule 10b5-1 Trading Arrangement (as each term is defined in Item 408(a) of Regulation S-K).
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information required by Item 10 of this Part III concerning directors, executive officers and corporate governance may be found under the captions “Proposal 1: Election of Directors”, “Corporate Governance Guidelines and Code of Conduct and Ethics”, “Executive Officers of the Company” and “Delinquent Section 16(a) Reports” (to the extent reported) in our definitive proxy statement for our 2026 Annual Meeting of Shareholders (the “2026 Proxy Statement”), which will be filed with the SEC within 120 days after the close of our fiscal year. Such information is incorporated herein by reference.
The Company has a policy on business integrity, as well as more detailed guidance and regulations as part of its staff orientation, training and operational procedures. These policies include the Code of Conduct, which is applicable to all directors, officers and employees as required by NYSE listing rules, and the Code of Ethics for Senior Officers, which applies to the Chair, directors, principal executive officer, principal financial officer, principal accounting officer, persons performing similar functions and other senior officers. The Company maintains an Insider Trading Policy applicable to all directors, officers and employees that governs transactions involving the Company’s securities. The Insider Trading Policy includes a requirement that the Company comply with all applicable securities laws when engaging in transactions involving Signet securities. The Company believes that the Insider Trading Policy is reasonably designed to prevent the misuse of material non-public information, and promote compliance with insider trading laws, rules and regulations and NYSE listing standards. Copies of these codes are available on request from the Corporate Secretary and may be downloaded from www.signetjewelers.com/investors/corporate-governance/documents-and-charters. The Company intends to satisfy the disclosure requirement regarding any amendment to, or a waiver of, a provision of the Code of Ethics for Senior Officers for the Company’s principal executive officer, principal financial officer, principal accounting officer, or persons performing similar functions, by posting such information on its website.
ITEM 11. EXECUTIVE COMPENSATION
Information concerning executive compensation may be found under the captions “Executive Compensation” and “Director Compensation” in the 2026 Proxy Statement. Such information is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information in the 2026 Proxy Statement set forth under the captions “Ownership of the Company” and “Equity Compensation Plan Information” is incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information in the 2026 Proxy Statement set forth under the captions “Proposal 1: Election of Directors”, “Board Leadership Structure and Composition”, “Board Committees” and “Transactions with Related Parties” is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The Company’s independent registered public accounting firm is KPMG LLP, Louisville, Kentucky, USA and with a PCAOB Firm ID Number of 185.
The information in the 2026 Proxy Statement set forth under the caption “Proposal 2: Appointment of Independent Auditor and Authorization of the Audit Committee to Determine its Compensation” is incorporated herein by reference.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

PAGE
(a) (1) The following consolidated financial statements are included in Item 8:

Consolidated statements of operations for the fiscal years ended January 31, 2026, February 1, 2025 and February 3, 2024	54

Consolidated statements of comprehensive income for the fiscal years ended January 31, 2026, February 1, 2025 and February 3, 2024	55

Consolidated balance sheets as of January 31, 2026 and February 1, 2025	56

Consolidated statements of cash flows for the fiscal years ended January 31, 2026, February 1, 2025 and February 3, 2024	57

Consolidated statements of shareholders’ equity for the fiscal years ended January 31, 2026, February 1, 2025 and February 3, 2024	58

Notes to the consolidated financial statements	59

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

10.9†
Form of Signet Jewelers Limited 2018 Omnibus Incentive Plan Time-Based Restricted Stock Unit Award Notice and Agreement (Post April 1, 2025 Awards) (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed June 3, 2025).

10.10†
Form of Signet Jewelers Limited 2018 Omnibus Incentive Plan Performance Based Restricted Stock Unit Award Notice and Agreement (Post February 2022 Awards) (incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K filed March 17, 2022).

10.11†	Signet Jewelers Limited Short-Term Incentive Plan (incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K filed March 17, 2022).

10.12†	Form of Letter of Appointment of Independent Directors (incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K filed March 22, 2012).

10.13†	Form of Deed of Indemnity for Directors (incorporated by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K filed March 30, 2010).

10.14
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

10.15
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

10.16
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

10.17
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

10.18
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

10.19†
Termination Protection Agreement dated September 30, 2024 between Sterling Jewelers Inc. and J.K. Symancyk (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed December 5, 2024).

10.20†
Form of Signet Jewelers Limited 2018 Omnibus Incentive Plan Time-Based Restricted Stock Retention Award Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed December 5, 2024).

10.21†
Form of Amended and Restated Termination Protection Agreement for members of senior leadership of Signet Jewelers Limited, including its executive officers (incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K filed March 17, 2022).

10.22†
Form of Termination Protection Agreement for members of senior leadership of Signet Jewelers Limited, including its executive officers (incorporated by reference to Exhibit 10.29 to the Company’s Annual Report on Form 10-K filed March 17, 2022).

19.1*	Insider Trading Policy

21.1*	Subsidiaries of Signet Jewelers Limited.

23.1*	Consent of independent registered public accounting firm.

31.1*	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

97.1	Clawback Policy for Accounting Restatements (incorporated by reference to Exhibit 97.1 to the Company’s Annual Report on Form 10-K filed March 19, 2025).

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File - (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith.
†	Management contract or compensatory plan or arrangement.
#	Certain portions of this exhibit have been redacted pursuant to Item 601(b)(10)(iv) of Regulation S-K.
ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Signet Jewelers Limited

Date:	March 19, 2026	By:	/s/ Joan M. Hilson
		Name:	Joan M. Hilson
		Title:	Chief Operating and Financial Officer (Principal Financial Officer)

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date		Signature	Title

March 19, 2026	By:	/s/ J.K. Symancyk	Chief Executive Officer and Director (Principal Executive Officer)
J.K. Symancyk

March 19, 2026	By:	/s/ Joan M. Hilson	Chief Operating and Financial Officer (Principal Financial Officer)
Joan M. Hilson

March 19, 2026	By:	/s/ Vincent N. Ciccolini	Senior Vice President Diamond Sourcing & Chief Accounting Officer (Principal Accounting Officer)
Vincent N. Ciccolini

March 19, 2026	By:	/s/ Helen McCluskey	Chair of the Board
Helen McCluskey

March 19, 2026	By:	/s/ André V. Branch	Director
André V. Branch

March 19, 2026	By:	/s/ Sandra B. Cochran	Director
Sandra B. Cochran

March 19, 2026	By:	/s/ R. Mark Graf	Director
R. Mark Graf

March 19, 2026	By:	/s/ Zackery A. Hicks	Director
Zackery A. Hicks

March 19, 2026	By:	/s/ Sharon L. McCollam	Director
Sharon L. McCollam

March 19, 2026	By:	/s/ Nancy A. Reardon	Director
Nancy A. Reardon

March 19, 2026	By:	/s/ Brian Tilzer	Director
Brian Tilzer

March 19, 2026	By:	/s/ Eugenia Ulasewicz	Director
Eugenia Ulasewicz

March 19, 2026	By:	/s/ Dontá L. Wilson	Director
Dontá L. Wilson