Form 10-Q
period 2026-05-02
SIGNET JEWELERS LTD
filed 2026-06-02
CIK 832988

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended May 2, 2026 or

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
Common Shares, $0.18 par value, 39,329,783 shares as of May 29, 2026

SIGNET JEWELERS LIMITED

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
SIGNET JEWELERS LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	13 weeks ended
(in millions, except per share amounts)	May 2, 2026	May 3, 2025	Notes
Merchandise sales	$1,352.4	$1,350.3
Service sales	201.2	191.3
Total sales	1,553.6	1,541.6	3
Cost of sales	(997.1)	(942.8)
Gross margin	556.5	598.8
Selling, general and administrative expenses	(509.6)	(526.0)
Other operating expense, net	(10.0)	(24.7)	15
Operating income	36.9	48.1	4
Interest income, net	3.6	0.8
Other non-operating income (expense), net	0.3	(3.3)
Income before income taxes	40.8	45.6
Income taxes	(9.1)	(12.1)	8
Net income	$31.7	$33.5

Earnings per common share:
Basic	$0.79	$0.79	6
Diluted	$0.78	$0.78	6
Weighted average common shares outstanding:
Basic	40.0	42.5	6
Diluted	40.4	42.7	6
The accompanying notes are an integral part of these condensed consolidated financial statements.

SIGNET JEWELERS LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	13 weeks ended
	May 2, 2026			May 3, 2025
(in millions)	Pre-tax amount	Tax (expense) benefit	After-tax amount	Pre-tax amount	Tax (expense) benefit	After-tax amount
Net income			$31.7			$33.5
Other comprehensive (loss) income:
Foreign currency translation adjustments	$(1.8)	$—	$(1.8)	$22.1	$—	$22.1
Available-for-sale securities:
Unrealized (loss) gain	(0.1)	—	(0.1)	0.1	—	0.1
Cash flow hedges:
Unrealized loss	(0.9)	0.2	(0.7)	(0.9)	0.2	(0.7)
Reclassification adjustment for losses (gains) to earnings	(2.2)	0.5	(1.7)	0.1	—	0.1
Total other comprehensive (loss) income	$(5.0)	$0.7	$(4.3)	$21.4	$0.2	$21.6
Total comprehensive income			$27.4			$55.1
The accompanying notes are an integral part of these condensed consolidated financial statements.

SIGNET JEWELERS LIMITED
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in millions, except par value per share amounts)	May 2, 2026	January 31, 2026	May 3, 2025	Notes
Assets
Current assets:
Cash and cash equivalents	$602.8	$874.8	$264.1
Inventories	1,994.0	1,940.1	2,006.5	9
Income taxes	36.5	18.7	16.0
Other current assets	183.0	189.9	180.5
Total current assets	2,816.3	3,023.5	2,467.1
Non-current assets:
Property, plant and equipment, net of accumulated depreciation and amortization of $1,580.9 (January 31, 2026 and May 3, 2025: $1,561.8 and $1,495.7, respectively)	487.7	498.8	492.5
Operating lease right-of-use assets	1,155.1	1,146.6	1,103.9
Goodwill	428.4	428.4	482.0	11
Intangible assets, net	286.3	286.4	307.6	11
Other assets	283.7	291.0	301.0
Deferred tax assets	271.4	277.4	297.8
Total assets	$5,728.9	$5,952.1	$5,451.9
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$693.2	$772.1	$572.1
Accrued expenses and other current liabilities	326.8	387.3	371.3
Deferred revenue	382.0	377.1	366.7	3
Operating lease liabilities	292.1	286.9	286.9
Income taxes	49.3	65.4	49.5
Total current liabilities	1,743.4	1,888.8	1,646.5
Non-current liabilities:
Operating lease liabilities	931.5	930.4	894.5
Other liabilities	81.1	82.8	77.9
Deferred revenue	908.9	908.6	886.1	3
Deferred tax liabilities	166.8	175.3	171.2
Total liabilities	3,831.7	3,985.9	3,676.2
Commitments and contingencies				18
Shareholders’ equity:
Common shares of $0.18 par value: authorized 500 shares, issued 70.0 shares, 39.7 shares outstanding (January 31, 2026 and May 3, 2025: 40.4 and 41.4 outstanding, respectively)	12.6	12.6	12.6
Additional paid-in capital	111.4	120.4	105.3
Other reserves	0.4	0.4	0.4
Treasury shares at cost: 30.3 shares (January 31, 2026 and May 3, 2025: 29.6 and 28.6 shares, respectively)	(2,008.0)	(1,934.9)	(1,852.2)
Retained earnings	4,004.3	3,986.9	3,765.5
Accumulated other comprehensive loss	(223.5)	(219.2)	(255.9)	7
Total shareholders’ equity	1,897.2	1,966.2	1,775.7
Total liabilities and shareholders’ equity	$5,728.9	$5,952.1	$5,451.9
The accompanying notes are an integral part of these condensed consolidated financial statements.

SIGNET JEWELERS LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	13 weeks ended
(in millions)	May 2, 2026	May 3, 2025
Operating activities
Net income	$31.7	$33.5
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	34.7	37.0
Amortization of unfavorable contracts	—	(0.5)
Share-based compensation	7.5	7.0
Deferred taxation	(1.9)	3.6
Other non-cash movements, net	2.3	7.0
Changes in operating assets and liabilities:
Inventories	(41.6)	(56.1)
Other assets	(1.9)	(9.2)
Accounts payable	(79.8)	(187.5)
Accrued expenses and other liabilities	(64.0)	(5.4)
Change in operating lease assets and liabilities	(2.5)	(0.8)
Deferred revenue	5.1	3.6
Income tax receivable and payable	(34.3)	(7.5)
Net cash used in operating activities	(144.7)	(175.3)
Investing activities
Capital expenditures	(24.5)	(36.6)
Other investing activities, net	0.6	—
Net cash used in investing activities	(23.9)	(36.6)
Financing activities
Dividends paid on common shares	(13.0)	(12.6)
Repurchase of common shares	(82.7)	(117.4)
Other financing activities, net	(6.9)	(7.3)
Net cash used in financing activities	(102.6)	(137.3)
Cash and cash equivalents at beginning of period	874.8	604.0
Decrease in cash and cash equivalents	(271.2)	(349.2)
Effect of exchange rate changes on cash and cash equivalents	(0.8)	9.3
Cash and cash equivalents at end of period	$602.8	$264.1
The accompanying notes are an integral part of these condensed consolidated financial statements.

SIGNET JEWELERS LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)

(in millions)	Common shares at par value	Additional paid-in capital	Other reserves	Treasury shares	Retained earnings	Accumulated other comprehensive loss	Total shareholders’ equity
Balance at January 31, 2026	$12.6	$120.4	$0.4	$(1,934.9)	$3,986.9	$(219.2)	$1,966.2
Net income	—	—	—	—	31.7	—	31.7
Other comprehensive loss	—	—	—	—	—	(4.3)	(4.3)
Common share dividends declared, $0.35/share	—	—	—	—	(14.1)	—	(14.1)
Repurchase of common shares	—	—	—	(82.7)	—	—	(82.7)
Net settlement of equity-based awards	—	(16.5)	—	9.6	(0.2)	—	(7.1)
Share-based compensation expense	—	7.5	—	—	—	—	7.5
Balance at May 2, 2026	$12.6	$111.4	$0.4	$(2,008.0)	$4,004.3	$(223.5)	$1,897.2

(in millions)	Common shares at par value	Additional paid-in capital	Other reserves	Treasury shares	Retained earnings	Accumulated other comprehensive loss	Total shareholders’ equity
Balance at February 1, 2025	$12.6	$120.1	$0.4	$(1,749.3)	$3,745.5	$(277.5)	$1,851.8
Net income	—	—	—	—	33.5	—	33.5
Other comprehensive income	—	—	—	—	—	21.6	21.6
Common share dividends declared, $0.32/share	—	—	—	—	(13.4)	—	(13.4)
Repurchase of common shares	—	—	—	(117.4)	—	—	(117.4)
Net settlement of equity-based awards	—	(21.8)	—	14.5	(0.1)	—	(7.4)
Share-based compensation expense	—	7.0	—	—	—	—	7.0
Balance at May 3, 2025	$12.6	$105.3	$0.4	$(1,852.2)	$3,765.5	$(255.9)	$1,775.7
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
Basis of preparation
The condensed consolidated financial statements of the Company are prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with US generally accepted accounting principles (“US GAAP” or “GAAP”) have been condensed or omitted from this report, as is permitted by such rules and regulations. Intercompany transactions and balances have been eliminated in consolidation. The Company has reclassified certain prior year amounts to conform to the current year presentation. In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair presentation of the results for the interim periods. The results for interim periods are not necessarily indicative of the results to be expected for the full fiscal year or for any other interim period. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in Signet’s Annual Report on Form 10-K for the fiscal year ended January 31, 2026 filed with the SEC on March 19, 2026.
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
Fiscal year
The Company’s fiscal year ends on the Saturday nearest to January 31st. Fiscal 2027 and Fiscal 2026 refer to the 52-week periods ending January 30, 2027 and ended January 31, 2026, respectively. Within these condensed consolidated financial statements, the first quarter of Fiscal 2027 and 2026 refer to the 13 weeks ended May 2, 2026 and May 3, 2025, respectively.
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
2. New accounting pronouncements
The following section provides a description of new accounting pronouncements (“Accounting Standard Update” or “ASU”) issued by the Financial Accounting Standards Board (“FASB”) that are applicable to the Company.
New accounting pronouncements recently adopted
There were no new accounting pronouncements adopted to date during Fiscal 2027 that have a material impact on the Company’s consolidated financial position or results of operations.

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
The amendments in this ASU are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027, with early adoption permitted, and may be applied on a prospective or retrospective basis. This ASU will have no impact on the Company’s consolidated financial condition or results of operations. The Company is evaluating the impact of this ASU on its consolidated financial statement disclosures.
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
3. Revenue recognition
The following table provides the Company’s total sales, disaggregated by brand, for the 13 weeks ended May 2, 2026 and May 3, 2025:

	13 weeks ended May 2, 2026				13 weeks ended May 3, 2025
(in millions)	North America	International	Other	Consolidated	North America	International	Other	Consolidated
Sales by brand:
Kay	$598.4	$—	$—	$598.4	$579.1	$—	$—	$579.1
Zales	289.1	—	—	289.1	283.2	—	—	283.2
Jared	260.3	—	—	260.3	260.0	—	—	260.0
Blue Nile	74.8	—	—	74.8	77.6	—	—	77.6
James Allen	24.1	—	—	24.1	39.4	—	—	39.4
Diamonds Direct	85.0	—	—	85.0	84.1	—	—	84.1
Banter by Piercing Pagoda	81.5	—	—	81.5	82.2	—	—	82.2
Peoples	47.6	—	—	47.6	40.8	—	—	40.8
International segment brands	—	87.5	—	87.5	—	80.1	—	80.1
Other (1)	2.2	—	3.1	5.3	4.1	—	11.0	15.1
Total sales	$1,463.0	$87.5	$3.1	$1,553.6	$1,450.5	$80.1	$11.0	$1,541.6
(1) Other primarily includes sales from the Company’s diamond sourcing operation and loose diamonds.

The following table provides the Company’s total sales, disaggregated by major product, for the 13 weeks ended May 2, 2026 and May 3, 2025:

	13 weeks ended May 2, 2026				13 weeks ended May 3, 2025
(in millions)	North America	International	Other	Consolidated	North America	International (3)	Other	Consolidated
Sales by product:
Bridal	$656.6	$31.7	$—	$688.3	$656.6	$28.7	$—	$685.3
Fashion	532.8	26.4	—	559.2	533.0	23.1	—	556.1
Watches	53.3	22.1	—	75.4	47.8	21.7	—	69.5
Services (1)	194.9	6.3	—	201.2	185.4	5.9	—	191.3
Other (2)	25.4	1.0	3.1	29.5	27.7	0.7	11.0	39.4
Total sales	$1,463.0	$87.5	$3.1	$1,553.6	$1,450.5	$80.1	$11.0	$1,541.6
(1) Services primarily includes revenue recognized from extended service plans, repairs and subscriptions.
(2) Other primarily includes sales from the Company’s diamond sourcing operation and other miscellaneous non-jewelry sales.
(3) Certain amounts have been reclassified, primarily between bridal and fashion, to harmonize product categorization within the North America and International segments.
The following table provides the Company’s total sales, disaggregated by channel, for the 13 weeks ended May 2, 2026 and May 3, 2025:

	13 weeks ended May 2, 2026				13 weeks ended May 3, 2025
(in millions)	North America	International	Other	Consolidated	North America	International	Other	Consolidated
Sales by channel:
Store	$1,156.3	$70.4	$—	$1,226.7	$1,125.3	$62.8	$—	$1,188.1
E-commerce	305.0	17.1	—	322.1	321.4	17.3	—	338.7
Other (1)	1.7	—	3.1	4.8	3.8	—	11.0	14.8
Total sales	$1,463.0	$87.5	$3.1	$1,553.6	$1,450.5	$80.1	$11.0	$1,541.6
(1) Other primarily includes sales from the Company’s diamond sourcing operation and loose diamonds.
Extended service plans (“ESP”)
The Company recognizes revenue related to ESP sales in proportion to when the expected costs will be incurred. The deferral periods for ESP sales are determined using estimates of future claims costs expected to be incurred, which are derived primarily from historical patterns of actual claims costs. Management regularly reviews the trends in historical claims and considers a range of potential outcomes to determine whether a change in its recognition rates or periods is required. A significant change in the Company’s estimated future claims cost could impact either the overall claims patterns or the recognition periods over which the Company is expected to fulfill its obligations under the ESP, either of which could result in a material change to revenues in future periods.
Deferred ESP selling costs
All direct costs associated with the sale of the ESP are deferred and amortized in proportion to the revenue recognized and disclosed as either other current assets or other assets in the condensed consolidated balance sheets. These direct costs primarily include sales commissions and credit card fees. Amortization of deferred ESP selling costs is included within SG&A in the condensed consolidated statements of operations. Amortization of deferred ESP selling costs was $11.6 million and $11.5 million during the 13 weeks ended May 2, 2026 and May 3, 2025, respectively.
Unamortized deferred ESP selling costs as of May 2, 2026, January 31, 2026 and May 3, 2025 were as follows:

(in millions)	May 2, 2026	January 31, 2026	May 3, 2025
Other current assets	$28.1	$28.6	$28.1
Other assets	80.3	80.8	80.8
Total deferred ESP selling costs	$108.4	$109.4	$108.9

Deferred revenue
Deferred revenue as of May 2, 2026, January 31, 2026 and May 3, 2025 was as follows:

(in millions)	May 2, 2026	January 31, 2026	May 3, 2025
ESP deferred revenue	$1,204.4	$1,204.4	$1,171.9
Other deferred revenue (1)	86.5	81.3	80.9
Total deferred revenue	$1,290.9	$1,285.7	$1,252.8

Disclosed as:
Current liabilities	$382.0	$377.1	$366.7
Non-current liabilities	908.9	908.6	886.1
Total deferred revenue	$1,290.9	$1,285.7	$1,252.8
(1) Other deferred revenue primarily includes revenue collected from customers for custom orders and e-commerce orders, for which control has not yet transferred to the customer.

	13 weeks ended
(in millions)	May 2, 2026	May 3, 2025
ESP deferred revenue, beginning of period	$1,204.4	$1,170.8
Plans sold (1)	138.9	135.0
Revenue recognized (2)	(138.9)	(133.9)
ESP deferred revenue, end of period	$1,204.4	$1,171.9
(1) Includes impact of foreign exchange translation.
(2) The Company recognized sales of $90.8 million and $87.6 million during the 13 weeks ended May 2, 2026 and May 3, 2025, respectively, related to deferred revenue that existed at the beginning of the periods.
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
The North America reportable segment operates across the US and Canada. Its US stores operate nationally in malls and off-mall locations, as well as online, principally as Kay (Kay Jewelers and Kay Outlet), Zales (Zales Jewelers and Zales Outlet), Jared (Jared Jewelers and Jared Vault), Blue Nile, James Allen, Diamonds Direct, and Banter by Piercing Pagoda. Its Canadian stores operate as Peoples Jewellers.
The International reportable segment operates stores in the UK and Republic of Ireland as well as online. Its stores operate in shopping malls and off-mall locations (i.e. high street) under the H.Samuel and Ernest Jones brands.
The Other reportable segment primarily consists of subsidiaries involved in the purchasing and conversion of rough diamonds to polished stones.

Financial information for each of Signet’s reportable segments for the 13 weeks ended May 2, 2026 and May 3, 2025 is presented in the tables below.

	13 weeks ended May 2, 2026
(in millions)	North America	International	Other	Total
Sales	$1,463.0	$87.5	$3.1	$1,553.6

Merchandise expense	(577.1)	(37.8)	(2.6)
Services expense	(46.7)	(2.4)
Other cost of sales	(269.7)	(24.1)	(4.0)
SG&A	(467.0)	(29.9)
Other segment operating (expense) income, net	(1.1)	0.1	0.1
Total segment operating income (loss)	$101.4	$(6.6)	$(3.4)	$91.4

Restructuring and related charges (1)				(40.2)
Asset impairments (1)				(1.5)
Corporate and unallocated expenses				(12.8)
Interest income, net				3.6
Other non-operating income, net				0.3
Income before income taxes				$40.8

	13 weeks ended May 3, 2025
(in millions)	North America	International	Other	Total
Sales	$1,450.5	$80.1	$11.0	$1,541.6

Merchandise expense	(557.4)	(34.4)	(13.8)
Services expense	(43.4)	(2.3)
Other cost of sales	(267.3)	(23.3)	(0.9)
SG&A	(484.2)	(26.3)
Other segment operating expense, net	(1.1)	(0.8)	(0.2)
Total segment operating income (loss)	$97.1	$(7.0)	$(3.9)	$86.2

Restructuring and related charges (1)				(19.0)
Asset impairments (1)				(3.2)
Corporate and unallocated expenses				(15.9)
Interest income, net				0.8
Other non-operating expense, net				(3.3)
Income before income taxes				$45.6
(1)     Restructuring and related charges and asset impairment charges during the 13 weeks ended May 2, 2026 and May 3, 2025 were incurred primarily as a result of the Company’s Grow Brand Love strategy initiatives. Restructuring and related charges during the 13 weeks ended May 2, 2026 include $32.7 million of inventory write-downs related to the planned disposal of inventory in connection with the discontinuance of James Allen and Rocksbox as separately operated brands and the decommissioning of their respective websites. See Note 16 for additional information.

The following tables provide the Company’s total depreciation and amortization and total capital expenditures, by reportable segment, for the 13 weeks ended May 2, 2026 and May 3, 2025:

	13 weeks ended
(in millions)	May 2, 2026	May 3, 2025
Depreciation and amortization:
North America segment	$32.3	$34.5
International segment	2.3	2.4
Other segment	0.1	0.1
Total depreciation and amortization	$34.7	$37.0

Capital expenditures:
North America segment	$23.5	$35.2
International segment	1.0	1.4
Total capital expenditures	$24.5	$36.6
The following tables provide the Company’s total assets and total long-lived assets, by reportable segment, as of May 2, 2026, January 31, 2026 and May 3, 2025:

(in millions)	May 2, 2026	January 31, 2026	May 3, 2025
Total assets:
North America segment	$4,931.1	$5,098.5	$4,871.1
International segment	482.3	483.4	385.8
Other segment	77.0	83.7	92.0
Corporate and unallocated	238.5	286.5	103.0
Total assets	$5,728.9	$5,952.1	$5,451.9

Total long-lived assets (1):
North America segment	$1,471.9	$1,478.6	$1,441.6
International segment	168.4	164.1	151.9
Other segment	2.5	2.7	2.9
Total long-lived assets	$1,642.8	$1,645.4	$1,596.4
(1)    Includes property, plant and equipment, net; and operating lease right-of-use assets.
5. Shareholders’ equity
Dividends on common shares
Dividends declared on the common shares during the 13 weeks ended May 2, 2026 and May 3, 2025 were as follows:

	Fiscal 2027		Fiscal 2026
(in millions, except per share amounts)	Dividends per share	Total dividends	Dividends per share	Total dividends
First quarter (1)	$0.35	$14.1	$0.32	$13.4
(1)    Signet’s common dividend policy results in the quarterly dividend payment date being a quarter in arrears from the declaration date. As of May 2, 2026 and May 3, 2025, there was $14.1 million and $13.4 million, respectively, of accrued dividends recorded in accrued expenses and other current liabilities in the condensed consolidated balance sheets. Accrued dividends as of May 2, 2026 and May 3, 2025 included $0.6 million and $0.6 million, respectively, related to time-based restricted stock units.
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

The Board has authorized a total of approximately $2.1 billion of repurchases to be made under the 2017 Share Repurchase Program (the “2017 Program”). Since inception of the 2017 Program, the Company has repurchased approximately $1.7 billion of shares, with $435.2 million of shares authorized for repurchase remaining as of May 2, 2026.
The share repurchase activity during the 13 weeks ended May 2, 2026 and May 3, 2025 was as follows:

	13 weeks ended May 2, 2026			13 weeks ended May 3, 2025
(in millions, except per share amounts)	Shares repurchased	Amount repurchased (1)	Average repurchase price per share (1)	Shares repurchased	Amount repurchased (1)	Average repurchase price per share (1)
2017 Program	0.9	$82.7	$90.64	2.1	$117.4	$57.00
(1)    Includes amounts paid for commissions.
6. Earnings per common share (“EPS”)
Basic EPS is computed by dividing net income by the weighted average number of common shares outstanding for the period. The computation of basic EPS for the 13 weeks ended May 2, 2026 and May 3, 2025 is outlined in the table below:

	13 weeks ended
(in millions, except per share amounts)	May 2, 2026	May 3, 2025
Numerator:
Net income	$31.7	$33.5
Denominator:
Weighted average common shares outstanding	40.0	42.5
EPS – basic	$0.79	$0.79
The dilutive effect of share awards represents the potential impact of outstanding awards issued under the Company’s share-based compensation plans, including time-based restricted stock units, performance-based restricted stock units, and stock options issued under the Omnibus Plan.
The computation of diluted EPS for the 13 weeks ended May 2, 2026 and May 3, 2025 is outlined in the table below:

	13 weeks ended
(in millions, except per share amounts)	May 2, 2026	May 3, 2025
Numerator:
Net income	$31.7	$33.5
Denominator:
Basic weighted average common shares outstanding	40.0	42.5
Plus: Dilutive effect of share awards	0.4	0.2
Diluted weighted average common shares outstanding	40.4	42.7

EPS – diluted	$0.78	$0.78
The calculation of diluted EPS excludes the following items for each respective period on the basis that their effect would be antidilutive:

	13 weeks ended
(in millions)	May 2, 2026	May 3, 2025
Share awards	—	0.3
Total antidilutive shares	—	0.3

7. Accumulated other comprehensive income (loss)
The following tables present the changes in AOCI by component and the reclassifications out of AOCI, net of tax for the 13 weeks ended May 2, 2026:

(in millions)	Foreign currency translation	Gains (losses) on available-for-sale securities	Gains (losses) on cash flow hedges	Accumulated other comprehensive loss
Balance at January 31, 2026	$(245.5)	$—	$26.3	$(219.2)
Other comprehensive income (loss) (“OCI”) before reclassifications	(1.8)	(0.1)	(0.7)	(2.6)
Amounts reclassified from AOCI to earnings	—	—	(1.7)	(1.7)
Net current period OCI	(1.8)	(0.1)	(2.4)	(4.3)
Balance at May 2, 2026	$(247.3)	$(0.1)	$23.9	$(223.5)
The amounts reclassified from AOCI to earnings were as follows for the 13 weeks ended May 2, 2026 and May 3, 2025:

	Amounts reclassified from AOCI
	13 weeks ended
(in millions)	May 2, 2026	May 3, 2025	Statement of operations caption
Losses (gains) on cash flow hedges:
Foreign currency contracts	$0.1	$0.1	Cost of sales (see Note 12)
Commodity contracts	(2.3)	—	Cost of sales (see Note 12)
Total before income tax	(2.2)	0.1
Income taxes	0.5	—
Total reclassifications, net of tax	$(1.7)	$0.1
8. Income taxes

	13 weeks ended
	May 2, 2026	May 3, 2025
Estimated annual effective tax rate before discrete items	21.8%	22.3%
Discrete items recognized	0.5%	4.2%
Effective tax rate recognized in statements of operations	22.3%	26.5%
During the 13 weeks ended May 2, 2026, the Company’s effective tax rate was higher than the Bermuda corporate income tax rate, primarily as a result of the unfavorable impact of foreign rate differences (primarily in the US).
The Company’s effective tax rate for the same period during the prior year was higher than the Bermuda corporate income tax rate, primarily as a result of the unfavorable impact of foreign rate differences (primarily in the US) and unfavorable discrete tax items recognized in the 13 weeks ended May 3, 2025, including the tax shortfall for share-based compensation which vested during the year of $0.8 million.
As of May 2, 2026, there has been no material change in the amounts of unrecognized tax benefits, or the related accrued interest and penalties (where appropriate), in respect of uncertain tax positions identified and recorded as of January 31, 2026.
9. Inventories
The following table provides the components of the Company’s inventories as of May 2, 2026, January 31, 2026 and May 3, 2025:

(in millions)	May 2, 2026	January 31, 2026	May 3, 2025
Raw materials	$54.0	$52.2	$56.5
Merchandise inventories	1,940.0	1,887.9	1,950.0
Total inventories	$1,994.0	$1,940.1	$2,006.5

10. Leases
The following table provides the components of the Company’s total lease cost for the 13 weeks ended May 2, 2026 and May 3, 2025:

	13 weeks ended
(in millions)	May 2, 2026	May 3, 2025
Operating lease cost	$101.5	$95.4
Short-term lease cost	5.1	12.6
Variable lease cost	25.2	24.8
Sublease income	(0.3)	(0.3)
Total lease cost	$131.5	$132.5
11. Goodwill and intangibles
The following summarizes the activity of the Company’s goodwill and intangible assets during the periods presented:
Fiscal 2026
During the 13 weeks ended May 3, 2025, the Company completed its quarterly triggering event assessment and determined that no triggering events had occurred through the end of the first quarter of Fiscal 2026 requiring an interim impairment assessment for any reporting units with goodwill and indefinite-lived intangible assets.
Fiscal 2027
During the 13 weeks ended May 2, 2026, the Company completed its quarterly triggering event assessment and determined that no triggering events had occurred through the end of the first quarter of Fiscal 2027 that would require an interim impairment assessment for any reporting units with goodwill and indefinite-lived intangible assets.
Management noted uncertainties exist related to the macroeconomic environment in the US and abroad, including energy prices, tariffs, economic and tax policy, affordability and interest rates. These factors could unfavorably impact the cost of the Company’s products, consumer confidence and discretionary spending, and thus may impact the key assumptions used to estimate fair value, such as sales trends, margin trends, long-term growth rates and discount rates. These factors could also negatively affect the share price of the Company’s common stock. An increase in the discount rate and/or a further softening of sales and operating income trends for any of the Company’s reporting units or related trade names, particularly during peak selling seasons, could result in a decline in the estimated fair values of the indefinite-lived intangible assets, including goodwill, which could result in future material impairment charges.
Goodwill
The following table summarizes the Company’s goodwill by reportable segment:

(in millions)	North America
Balance at January 31, 2026 (1)	$428.4
Balance at May 2, 2026 (1)	$428.4
(1)    The carrying amount of goodwill is presented net of accumulated impairment losses of $902.1 million as of May 2, 2026 and January 31, 2026.
Intangibles
Definite-lived and indefinite-lived intangible assets consist primarily of trade names and are recorded within intangible assets, net, on the condensed consolidated balance sheets. Intangible liabilities, net consists of unfavorable contracts and are recorded within accrued expenses and other current liabilities on the condensed consolidated balance sheets.

The following table provides additional detail regarding the composition of intangible assets and liabilities as of May 2, 2026, January 31, 2026 and May 3, 2025:

	May 2, 2026			January 31, 2026			May 3, 2025
(in millions)	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Intangible assets, net:
Definite-lived intangible assets	$8.8	$(6.5)	$2.3	$8.8	$(6.4)	$2.4	$8.8	$(6.1)	$2.7
Indefinite-lived intangible assets (1)	284.0	—	284.0	284.0	—	284.0	304.9	—	304.9
Total intangible assets, net	$292.8	$(6.5)	$286.3	$292.8	$(6.4)	$286.4	$313.7	$(6.1)	$307.6

Intangible liabilities, net	$—	$—	$—	$(38.0)	$38.0	$—	$(38.0)	$36.7	$(1.3)
(1)    The change in the indefinite-lived intangible asset balances during the periods presented was primarily due to the trade name impairment charges recorded during the second and fourth quarters of Fiscal 2026.
12. Derivatives
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
The following types of derivative financial instruments are utilized by the Company to mitigate certain risk exposures related to changes in foreign exchange rates and commodity prices:
Foreign currency exchange forward contracts (designated) — These contracts are entered into to limit the impact of movements in foreign exchange rates on forecasted foreign currency purchases. The total notional amount of these foreign currency contracts outstanding as of May 2, 2026 was $24.7 million (January 31, 2026 and May 3, 2025: $15.4 million and $11.4 million, respectively). These contracts have been designated as cash flow hedges and will be settled over the next 12 months (January 31, 2026 and May 3, 2025: 11 months and 11 months, respectively).
Foreign currency exchange forward contracts (undesignated) — Foreign currency contracts not designated as cash flow hedges are used to limit the impact of movements in foreign exchange rates on recognized foreign currency payables and to hedge currency flows through Signet’s bank accounts to mitigate Signet’s exposure to foreign currency exchange risk in its cash and borrowings. The total notional amount of these foreign currency contracts outstanding as of May 2, 2026 was $85.6 million (January 31, 2026 and May 3, 2025: $100.8 million and $114.3 million, respectively).
Commodity forward contracts (designated) — The Company has exposure to movements in the price of the underlying precious metal raw material components of the products sold by Signet. Signet’s policy is to reduce the impact of precious metal commodity price volatility, such as gold, on operating results through the use of outright forward purchases of, or by entering into options to purchase, precious metals within treasury guidelines approved by the Company’s Chief Operating and Financial Officer. In particular, when price and volume warrant such actions, Signet undertakes hedging of its requirements for gold through the use of forward purchase contracts or option contracts. Signet began hedging its exposure to gold prices during the second quarter of Fiscal 2026. The total notional amount of these forward contracts outstanding as of May 2, 2026 was approximately 26,000 ounces of gold (January 31, 2026: 35,000 ounces). These contracts have been designated as cash flow hedges and will be settled over the next 11 months (January 31, 2026: 11 months).
The bank counterparties to the derivative instruments expose the Company to credit-related losses in the event of their non-performance. However, to mitigate that risk, the Company only contracts with counterparties that meet certain minimum requirements under its counterparty risk assessment process. As of May 2, 2026, the Company believes that this credit risk did not materially change the fair value of the derivative instruments.

The following table summarizes the fair value and presentation of derivative instruments in the condensed consolidated balance sheets as of May 2, 2026, January 31, 2026 and May 3, 2025:

	Fair value of derivative assets
(in millions)	Balance sheet location	May 2, 2026	January 31, 2026	May 3, 2025
Derivatives designated as hedging instruments:
Foreign currency contracts	Other current assets	$—	$—	$—
Commodity contracts	Other current assets	11.5	26.8	—
		11.5	26.8	—
Derivatives not designated as hedging instruments:
Foreign currency contracts	Other current assets	0.2	0.7	—
Total derivative assets		$11.7	$27.5	$—

	Fair value of derivative liabilities
(in millions)	Balance sheet location	May 2, 2026	January 31, 2026	May 3, 2025
Derivatives designated as hedging instruments:
Foreign currency contracts	Other current liabilities	$(0.2)	$(0.4)	$(0.4)
Commodity contracts	Other current liabilities	(1.8)	(0.6)	—
		(2.0)	(1.0)	(0.4)
Derivatives not designated as hedging instruments:
Foreign currency contracts	Other current liabilities	—	—	(0.2)
Total derivative liabilities		$(2.0)	$(1.0)	$(0.6)
Derivatives designated as cash flow hedges
The following table summarizes the pre-tax gains (losses) recorded in AOCI for derivatives designated in cash flow hedging relationships as of May 2, 2026, January 31, 2026 and May 3, 2025:

(in millions)	May 2, 2026	January 31, 2026	May 3, 2025
Foreign currency contracts	$(0.5)	$(0.6)	$(0.4)
Commodity contracts	32.6	35.8	—
Gains (losses) recorded in AOCI	$32.1	$35.2	$(0.4)
The following tables summarize the effect of derivative instruments designated as cash flow hedges on OCI and the condensed consolidated statements of operations for the 13 weeks ended May 2, 2026 and May 3, 2025:
Foreign currency contracts

		13 weeks ended
(in millions)	Statement of operations caption	May 2, 2026	May 3, 2025
(Losses) gains recorded in AOCI, beginning of period		$(0.6)	$0.4
Current period losses recognized in OCI		—	(0.9)
Losses reclassified from AOCI to net income	Cost of sales (1)	0.1	0.1
Losses recorded in AOCI, end of period		$(0.5)	$(0.4)
Commodity contracts

		13 weeks ended
(in millions)	Statement of operations caption	May 2, 2026	May 3, 2025
Gains recorded in AOCI, beginning of period		$35.8	$—
Current period losses recognized in OCI		(0.9)	—
Gains reclassified from AOCI to net income	Cost of sales (1)	(2.3)	—
Gains recorded in AOCI, end of period		$32.6	$—
(1)    Refer to the condensed consolidated statements of operations for total amounts of each financial statement caption impacted by cash flow hedges.

There were no discontinued cash flow hedges during the 13 weeks ended May 2, 2026 and May 3, 2025 as all forecasted transactions are expected to occur as originally planned. As of May 2, 2026, based on current valuations, the Company expects approximately $30.3 million of net pre-tax derivative gains to be reclassified out of AOCI into earnings within the next 12 months.
Derivatives not designated as cash flow hedges
The following table summarizes the gains (losses) recognized from the Company’s derivatives instruments not designated as cash flow hedges within other operating expense, net in the condensed consolidated statements of operations for the 13 weeks ended May 2, 2026 and May 3, 2025:

	13 weeks ended
(in millions)	May 2, 2026	May 3, 2025
Foreign currency contracts	$(0.6)	$5.2
13. Fair value measurement
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
Level 1—quoted market prices in active markets for identical assets and liabilities
Level 2—observable market based inputs or unobservable inputs that are corroborated by market data
Level 3—unobservable inputs that are not corroborated by market data
The Company determines fair value based upon quoted prices when available or through the use of alternative approaches, such as discounting the expected cash flows using market interest rates commensurate with the credit quality and duration of the investment. The methods used by the Company to determine fair value on an instrument-specific basis as of May 2, 2026, January 31, 2026 and May 3, 2025 are detailed below:

	May 2, 2026			January 31, 2026			May 3, 2025
(in millions)	Carrying Value	Level 1	Level 2	Carrying Value	Level 1	Level 2	Carrying Value	Level 1	Level 2
Assets:
US Treasury securities	$5.4	$5.4	$—	$5.4	$5.4	$—	$5.3	$5.3	$—
Foreign currency contracts	0.2	—	0.2	0.7	—	0.7	—	—	—
Commodity contracts	11.5	—	11.5	26.8	—	26.8	—	—	—
Total assets	$17.1	$5.4	$11.7	$32.9	$5.4	$27.5	$5.3	$5.3	$—

Liabilities:
Foreign currency contracts	$(0.2)	$—	$(0.2)	$(0.4)	$—	$(0.4)	$(0.6)	$—	$(0.6)
Commodity contracts	(1.8)	—	(1.8)	(0.6)	—	(0.6)	—	—	—
Total liabilities	$(2.0)	$—	$(2.0)	$(1.0)	$—	$(1.0)	$(0.6)	$—	$(0.6)
Investments in US Treasury securities are based on quoted market prices for identical instruments in active markets, and therefore were classified as Level 1 measurements in the fair value hierarchy. The fair value of derivative financial instruments has been determined based on market value equivalents on the balance sheet dates, taking into account the current interest rate environment and foreign currency forward rates or commodity forward rates, and therefore were classified as Level 2 measurements in the fair value hierarchy. See Note 12 for additional information related to the Company’s derivatives.
The carrying amounts of cash and cash equivalents, other current assets, accounts payable, accrued expenses and other current liabilities, and income taxes approximate fair value because of the short-term maturity of these amounts.

14. Warranty reserve
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

	13 weeks ended
(in millions)	May 2, 2026	May 3, 2025
Warranty reserve, beginning of period	$34.2	$39.0
Warranty expense (credit)	2.0	(0.6)
Utilized (1)	(2.0)	(2.2)
Warranty reserve, end of period	$34.2	$36.2
(1)     Includes impact of foreign exchange translation.

(in millions)	May 2, 2026	January 31, 2026	May 3, 2025
Disclosed as:
Accrued expenses and other current liabilities	$8.8	$8.8	$9.5
Other liabilities - non-current	25.4	25.4	26.7
Total warranty reserve	$34.2	$34.2	$36.2
15. Other operating expense, net
The following table provides the components of other operating expense, net for the 13 weeks ended May 2, 2026 and May 3, 2025:

	13 weeks ended
(in millions)	May 2, 2026	May 3, 2025
Restructuring and related charges (1)	$(7.5)	$(19.0)
Asset impairments (1)	(1.5)	(3.2)
Other	(1.0)	(2.5)
Other operating expense, net	$(10.0)	$(24.7)
(1)     See Note 16 for additional information.
16. Restructuring
During the first quarter of Fiscal 2026, the Company announced its new corporate strategy, Grow Brand Love. In connection with this strategic transformation, the Company has reorganized its brand structure and certain functional areas primarily within its North America reportable segment, and the Company is optimizing its store fleet by exiting underperforming stores and repositioning stores from declining venues (the “Plan”). As a result of the Plan, the Company expects to incur restructuring and related costs, primarily consisting of severance and other employee-related costs, contract termination costs, and store closure costs, including inventory write-downs, asset disposals and asset impairment charges.
During the 13 weeks ended May 2, 2026 and May 3, 2025, restructuring and related charges of $7.5 million and $19.0 million, respectively, were recognized, primarily related to severance and other employee-related costs, as well as store closure costs. The Company had accrued restructuring charges related to the Plan of $6.3 million as of May 2, 2026 (January 31, 2026 and May 3, 2025: $10.2 million and $18.2 million, respectively), primarily for severance, which are included in accrued expenses and other current liabilities in the condensed consolidated balance sheets.

The following table summarizes the restructuring and related charges incurred for the Plan, which are recorded within other operating expense, net in the condensed consolidated statements of operations for the 13 weeks ended May 2, 2026 and May 3, 2025, as well as the cumulative amount incurred under the Plan through May 2, 2026:

	13 weeks ended		Cumulative amount
(in millions)	May 2, 2026	May 3, 2025	May 2, 2026
Employee-related costs	$2.7	$18.2	$25.4
Store closure and other costs	4.8	0.8	8.6
Total Plan expenses	$7.5	$19.0	$34.0
The following table summarizes the activity related to Plan liabilities for Fiscal 2027:

(in millions)	Employee-related costs	Store closure and other costs	Total
Balance at January 31, 2026	$10.2	$—	$10.2
Payments and other adjustments	(7.4)	(4.0)	(11.4)
Charged to expense	2.7	4.8	7.5
Balance at May 2, 2026	$5.5	$0.8	$6.3
In addition to the charges described above, the Company incurred $32.7 million of inventory write-down charges during the 13 weeks ended May 2, 2026. These charges are associated with the planned disposal of inventory in connection with the discontinuance of James Allen and Rocksbox as separately operated brands and the decommissioning of their respective websites as these brands are transitioned to collections within remaining brands as part of the initiatives under the Plan. These charges are recorded within cost of sales in the condensed consolidated statements of operations. The Company also incurred $1.5 million and $3.2 million of asset impairment charges during the 13 weeks ended May 2, 2026 and May 3, 2025, respectively, as a result of the Plan. These charges were incurred primarily for store assets, which are recorded within other operating expense, net in the condensed consolidated statements of operations. The cumulative amount of asset impairment charges incurred under the Plan total $18.2 million through May 2, 2026.
Total estimated costs related to the Plan are expected to range from approximately $90 million to $100 million, including approximately $55 million to $60 million of estimated non-cash charges primarily for inventory write-downs, asset disposals and impairments. The Company expects the Plan will be substantially completed by the end of Fiscal 2027.
17. Supplier finance program
The Company entered into a supplier finance program during Fiscal 2024. Under this program, a financial intermediary acts as the Company’s paying agent with respect to accounts payable due to certain suppliers. The Company agrees to pay the financial intermediary the stated amount of the confirmed invoices from the designated suppliers on the original maturity dates of the invoices. The supplier finance program enables Company suppliers to be paid by the financial intermediary earlier than the due date on the applicable invoice. The Company negotiates payment terms directly with its suppliers for the purchase of goods and services. No guarantees or collateral are provided by the Company under the supplier finance program. As of May 2, 2026, the Company had $7.8 million of confirmed invoices outstanding under the supplier finance program (January 31, 2026 and May 3, 2025: $9.0 million and $8.6 million, respectively). All activity related to the supplier finance program is included in accounts payable in the condensed consolidated balance sheets and within operating activities in the condensed consolidated statements of cash flows.
18. Commitments and contingencies
Legal proceedings
The Company is routinely a party to various legal proceedings arising in the ordinary course of business. These legal proceedings primarily include employment-related and commercial claims. The Company does not believe that the outcome of any such legal proceedings currently pending against the Company would have a material adverse effect on the Company’s consolidated financial position, liquidity or results of operations.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The discussion and analysis in this Item 2 is intended to provide the reader with information that will assist in understanding the significant factors affecting the Company’s condensed consolidated operating results, financial condition, liquidity and capital resources. This discussion should be read in conjunction with our condensed consolidated financial statements and the notes to the condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q, as well as the financial and other information included in Signet’s Fiscal 2026 Annual Report on Form 10-K filed with the SEC on March 19, 2026.
This management's discussion and analysis provides comparisons of material changes in the condensed consolidated financial statements for the 13 weeks ended May 2, 2026 and May 3, 2025.
FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains statements which are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based upon management's beliefs and expectations as well as on assumptions made by and data currently available to management, appear in a number of places throughout this document and include statements regarding, among other things, results of operations, financial condition, liquidity, prospects, growth, strategies and the industry in which we operate. The use of the words “guidance,” “expects,” “continue,” “intends,” “anticipates,” “enhance,” “estimates,” “predicts,” “believes,” “should,” “potential,” “may,” “preliminary,” “forecast,” “objective,” “opportunity,” “plan,” “progress,” “strategy,” “target,” or “will” and other similar expressions are intended to identify forward-looking statements. These forward-looking statements are not guarantees of future performance and are subject to a number of risks and uncertainties which could cause the actual results to not be realized, including, but not limited to: executing or optimizing major business or strategic initiatives, such as expansion of the services business or realizing the benefits of our restructuring plans or transformation strategies, including those that the Company may develop in the future; attracting and retaining key executive talent during periods of leadership transition, such as the recent changes in our senior leadership from the reorganization under our Grow Brand Love strategy; the failure to adequately mitigate the impact of existing tariffs and/or the imposition of additional duties, tariffs, taxes and other charges or other barriers to trade or impacts from trade relations; impacts of US government shutdowns on consumer spending; difficulty or delay in executing or integrating an acquisition; the impact of the conflicts in the Middle East on financial markets and consumer spending, such as from the impact of higher oil and gas prices, as well as on our operations of our quality control and technology centers in Israel; the negative impacts that public health crisis, disease outbreak, epidemic or pandemic has had, and could have in the future, on our business, financial condition, profitability and cash flows; risks relating to shifts in consumer spending away from the jewelry category or away from the cultural customs of expressing commitments through engagements and weddings; trends toward more experiential purchases such as travel; general economic or market conditions, including impacts of inflation or other pricing environment factors on our merchandise costs or other operating costs; a prolonged slowdown in the growth of the jewelry market or a recession in the overall economy; financial market risks; a decline in consumer discretionary spending or deterioration in consumer financial position; disruptions in our supply chain; our ability to attract and retain labor; changes to regulations relating to customer credit; disruption in the availability of credit for customers and customer inability to meet credit payment obligations, which has occurred and may continue to deteriorate; our ability to achieve the benefits related to the outsourcing of the credit portfolio, including due to technology disruptions and/or disruptions arising from changes to or termination of the relevant outsourcing agreements, as well as a potential increase in credit costs due to the current interest rate environment; deterioration in the performance of individual businesses or of the Company’s market value relative to its book value, resulting in further impairments of long-lived assets or intangible assets or other adverse financial consequences; the volatility of our stock price; the impact of financial covenants, credit ratings or interest volatility on our ability to borrow; our ability to maintain adequate levels of liquidity for our cash needs, including debt obligations, payment of dividends, planned share repurchases (including execution of accelerated share repurchases and the payment of related excise taxes) and capital expenditures as well as the ability of our customers, suppliers and lenders to access sources of liquidity to provide for their own cash needs; potential regulatory changes; future legislative and regulatory requirements in the US and globally relating to climate change, including any new climate related disclosure or compliance requirements, such as those issued in the state of California; exchange rate fluctuations; the cost, availability of and demand for diamonds, gold and other precious metals, including any impact on the global market supply of diamonds due to the ongoing conflicts in the Middle East, the potential sale or divestiture of the De Beers Diamond Company and its natural diamond mining operations by parent company Anglo-American plc, and the ongoing Russia-Ukraine conflict or related sanctions; stakeholder reactions to disclosure regarding the source and use of certain minerals; scrutiny or detention of goods produced in certain territories resulting from trade restrictions; seasonality of our business; the merchandising, pricing and inventory policies followed by us and our ability to manage inventory levels; our relationships with suppliers including the ability to continue to utilize extended payment terms and the ability to obtain merchandise that customers wish to purchase; the level of competition and promotional activity in the jewelry sector; our ability to optimize our multi-year strategy to gain market share, expand and improve existing services, innovate and achieve sustainable, long-term growth; the maintenance and continued innovation of our OmniChannel retailing and ability to increase digital sales, as well as management of digital marketing costs; failure to anticipate and keep pace with changing fashion trends; changes in the costs, retail prices, supply and consumer acceptance of, and demand for gem quality lab-grown diamonds and adequate identification of the use of substitute products in our jewelry; ability to execute successful marketing programs and manage social media; the ability to optimize our real estate footprint, including operating in attractive trade areas and effectively monitoring changes in consumer traffic in mall locations; the performance of and ability to recruit, train, motivate and retain qualified team members - particularly store associates in regions experiencing low unemployment rates; management of social, ethical and environmental risks; ability to deliver on our corporate sustainability goals or our environmental, social and governance goals; the reputation of Signet and its brands; inadequacy in and disruptions to internal controls and systems, including related to the migration to new information technology systems which impact financial reporting; risks associated with the Company’s and its third-party service providers’ use of artificial intelligence; security breaches and other disruptions to our or our third-party providers’ information technology infrastructure and databases; an adverse development in legal or regulatory proceedings or tax matters, including any new claims or litigation brought by employees, suppliers, consumers or shareholders, regulatory initiatives or investigations, assessments or penalties levied by tax authorities, and ongoing compliance with regulations and any consent orders or other legal or regulatory decisions; failure to comply with labor regulations; collective bargaining activity; changes in corporate taxation rates, laws, rules or practices in the US and other jurisdictions in which our subsidiaries are incorporated, including developments related to the tax treatment of companies engaged in internet commerce or deductions associated with payments to foreign related parties that are subject to a low effective tax rate; risks related to international laws and Signet being domiciled in Bermuda; risks relating to the outcome of pending litigation; our ability to protect our intellectual property or assets including cash which could be affected by failure of a financial institution or conditions affecting the banking system and financial markets as a whole; changes in assumptions used in making accounting estimates relating to items such as extended service plans or asset impairments; or the impact of weather-related incidents, natural disasters, organized crime or theft, increased security costs, strikes, protests, riots or terrorism, or acts of war (including the ongoing Russia-Ukraine and conflicts in the Middle East).
For a discussion of these and other risks and uncertainties which could cause actual results to differ materially from those expressed in any forward looking statement, see the “Risk Factors” and “Forward-Looking Statements” sections of Signet’s Fiscal 2026 Annual Report on Form 10-K filed with the SEC on March 19, 2026, and quarterly reports on Form 10-Q and the “Safe Harbor Statements” in current reports on Form 8-K filed with the SEC. Signet undertakes no obligation to update or revise any forward-looking statements to reflect subsequent events or circumstances, except as required by law.
OVERVIEW
Signet Jewelers Limited (“Signet” or the “Company”) is a specialty jewelry retailer incorporated in Bermuda. The Company operated 2,559 retail locations as of May 2, 2026, which when combined with the Company’s digital capabilities, provides customers the opportunity to use both online and in-store experiences as part of their shopping journey. Signet manages its business by geography, a description of which follows:
•The North America reportable segment operates seven brands, with the majority operating through both online and brick and mortar retail operations. As previously announced, the James Allen brand transitioned to a proprietary collection within the Blue Nile website during May 2026. The segment had 2,217 locations in the US and 91 locations in Canada as of May 2, 2026.
◦In the US, the segment primarily operates under the following brands: Kay (Kay Jewelers and Kay Outlet); Zales (Zales Jewelers and Zales Outlet); Jared (Jared Jewelers and Jared Vault); Blue Nile; Diamonds Direct; and Banter by Piercing Pagoda.
◦In Canada, the segment operates under the Peoples brand (Peoples Jewellers).
•The International reportable segment had 251 locations in the UK and Republic of Ireland as of May 2, 2026, and maintains an online retail presence for its brands, H.Samuel and Ernest Jones.
Certain Company activities are managed in the “Other” reportable segment for financial reporting purposes, primarily the Company’s diamond sourcing operation and diamond polishing factory in Botswana. See Note 4 of Item 1 for additional information regarding the Company’s reportable segments and see Item 1 of Signet’s Fiscal 2026 Annual Report on Form 10-K for further background and description of the Company’s business.
Grow Brand Love strategy
In Fiscal 2026, the Company launched its transformative Grow Brand Love strategy, which focuses on driving sustainable growth and builds on a strong core foundation to create shareholder value. In addition, this strategy emphasizes style and product innovation, captivating customer experiences, and brand loyalty while harnessing centralized core capabilities. In Fiscal 2027, we will be applying the learnings from year one to refine each of the strategy’s imperatives. The three strategic imperatives of the Grow Brand Love framework have evolved in Fiscal 2027 into: brand distinction; unlocking portfolio value; and strengthening our operating model. The Grow Brand Love strategy is further described in the Purpose and Strategy section within Item 1 of Signet’s Fiscal 2026 Annual Report on Form 10-K filed with the SEC on March 19, 2026.
Overall performance - First quarter Fiscal 2027
Signet’s total sales increased by 0.8% during the first quarter of Fiscal 2027 compared to the same period in Fiscal 2026. The Company saw positive same stores sales growth of 1.8% during the quarter, with low single-digit growth in bridal and fashion, and stronger growth in watches and services. This growth was impacted by a one point drag from the James Allen brand. Merchandise average unit retail (“AUR”) grew across all categories as well, particularly in bridal. During the first quarter of Fiscal 2027, AUR was up 5.1% in the North America reportable segment and up 3.4% in the International reportable segment compared to the first quarter of Fiscal 2026. Same store sales in the International reportable segment were up 5.6% in the first quarter.
Refer to the “Results of Operations” section below for additional information on performance during the first quarter of Fiscal 2027.

Fiscal 2027 Outlook
The Company anticipates same store sales in the range of down 0.75% to up 2.5% for Fiscal 2027. This range is driven by the performance during the first quarter and momentum thus far in the second quarter, despite a low single-digit decline in square footage due to anticipated store closures. The Company will also exclude the James Allen and Blue Nile brands from this estimate of same store sales beginning in the second quarter of Fiscal 2027, following the transition and repositioning of the James Allen brand into Blue Nile in May. The Company believes that it can build on its imperatives under the Grow Brand Love strategy in year two by shaping distinct and coveted brands, unlocking additional portfolio value and further strengthening its operating model. The Company is sharpening its go-to-market strategy for each of its four largest brands, and we will be taking actions to improve the customer experience, both in-store and online. This includes website redesigns to define brand identities, shifting toward social-first storytelling to better connect with younger and more diverse audiences and improving the efficiency of its media investments. The Company is also continuing to make progress in unlocking portfolio value with the transition of James Allen within Blue Nile, the centralization of diamond sourcing across all North America brands and further back office integrations.
The Company continues to closely monitor ongoing activities related to changes to US economic policy, including impacts from both taxes and tariffs. The second quarter of Fiscal 2026 saw significant activity on new tariff announcements on countries such as India and Italy, where the Company purchases significant amounts of merchandise and diamonds. We were able to mitigate the majority of the higher tariffs through strategic sourcing initiatives by working with vendors to maximize production timing and country of origin, as well as by value engineering merchandise at the right price points. In February 2026, the US Supreme Court struck down certain tariffs implemented in April 2025 under the International Emergency Economic Powers Act (“IEEPA”). While U.S. Customs and Border Protection has been actively reviewing and processing refund requests following the Supreme Court ruling, management has not currently forecasted any significant impacts from potential refunds of tariffs paid under IEEPA or alternative tariff structures that may be implemented by the current administration, as the timing and amount of such impacts remain uncertain.
The Company also continues to evaluate other macroeconomic factors on its business, such as inflation and potential impacts of the conflicts in the Middle East, including from higher oil and gas prices. As previously discussed, Signet operates quality control and technology centers in Israel, and to date, these operations have not been impacted by the geopolitical conflicts in the Middle East. While the Company currently does not expect disruptions to its operations in Israel to have a material impact on the Company’s results of operations, the Company will continue to closely monitor this conflict and any impacts on its business, as well as its team members in Israel. Uncertainties exist that could impact the Company’s results of operations or cash flows in the future, such as competitive pricing pressure, including on lab-grown diamonds, impacts of the US government shut down on consumer spending, continued inflationary impacts (including, but not limited to, materials, labor, fulfillment and advertising costs), adverse shifts in consumer discretionary spending, deterioration of consumer credit, supply chain disruptions to the Company’s business, the Company’s ability to recruit and retain qualified team members, and organized retail crime and its impact to mall traffic. See “Forward-Looking Statements” above as well as the “Risk Factors” section within Item 1A of Signet’s Fiscal 2026 Annual Report on Form 10-K.

RESULTS OF OPERATIONS
Comparison of First Quarter Fiscal 2027 to First Quarter Fiscal 2026

	First Quarter
	Fiscal 2027		Fiscal 2026
(in millions)	$	% of sales	$	% of sales
Merchandise sales	$1,352.4	87.0%	$1,350.3	87.6%
Service sales	201.2	13.0	191.3	12.4
Total sales	1,553.6	100.0	1,541.6	100.0
Cost of sales	(997.1)	(64.2)	(942.8)	(61.2)
Gross margin	556.5	35.8	598.8	38.8
Selling, general and administrative expenses	(509.6)	(32.8)	(526.0)	(34.1)
Other operating expense, net	(10.0)	(0.6)	(24.7)	(1.6)
Operating income	36.9	2.4	48.1	3.1
Interest income, net	3.6	0.2	0.8	0.1
Other non-operating income (expense), net	0.3	—	(3.3)	(0.2)
Income before income taxes	40.8	2.6	45.6	3.0
Income taxes	(9.1)	(0.6)	(12.1)	(0.8)
Net income	$31.7	2.0%	$33.5	2.2%
Same store sales calculation methodology revision
Beginning in Fiscal 2027, the Company has revised its method for determining same store sales. Same store sales is calculated by comparison of sales in stores that were open in both the current and the prior fiscal year, excluding the impacts of changes in foreign exchanges rates. Sales from stores that have been open for less than 12 months are excluded from the comparison until their 12-month anniversary. Sales after the 12-month anniversary are compared against the equivalent prior period sales within the comparable store sales comparison. Stores closed in the current financial period are included up to the date of closure and the comparative period is correspondingly adjusted.
Prior to Fiscal 2027, the Company included accounting adjustments related to the deferral of revenue from the Company’s extended service plans. In the revised calculation, the sale of extended service plans will be fully included in the period of customer purchase. This aligns with the way management internally evaluates sales from extended service plans and provides a more representative indicator of trends in sales of these plans period over period.
The table below presents the quarterly and year-to-date same store sales results for Fiscal 2026 calculated in the same manner as same store sales will be calculated for Fiscal 2027. Such figures will be reflected as the Company’s historical same store sales results in the future. This change does not affect the same store sales calculation for the International reportable segment.

	North America reportable segment		Total Signet
Fiscal 2026	As Reported	As Revised	As Reported	As Revised
13 weeks ended May 3, 2025	2.3%	2.7%	2.5%	2.7%

13 weeks ended August 2, 2025	2.0%	2.5%	2.0%	2.4%
26 weeks ended August 2, 2025	2.2%	2.6%	2.2%	2.6%

13 weeks ended November 1, 2025	3.0%	3.3%	3.0%	3.4%
39 weeks ended November 1, 2025	2.4%	2.8%	2.5%	2.8%

13 weeks ended January 31, 2026	(0.9)%	(0.7)%	(0.7)%	(0.5)%
52 weeks ended January 31, 2026	1.2%	1.5%	1.3%	1.6%

First quarter sales
Signet's total sales increased 0.8% year over year to $1.55 billion in the 13 weeks ended May 2, 2026. Same store sales increased 1.8% compared to the prior year first quarter. These increases reflect sales growth across all categories and the majority of brands and growth in offered collections. AUR grew 4.5% compared to the prior year first quarter partially attributable to strength in the higher-end consumer and better performance at higher price points. These increases were negatively impacted by underperformance in the James Allen brand.
E-commerce sales in the first quarter of Fiscal 2027 were $322.1 million, down $16.6 million or 4.9%, compared to $338.7 million in the prior year first quarter. This decrease was primarily due to the underperformance of the James Allen brand. E-commerce sales accounted for 20.7% of first quarter sales, a decrease compared to 22.0% of total sales in the prior year first quarter. Brick and mortar same store sales increased 3.8% from the prior year first quarter.
The breakdown of the first quarter sales performance by reportable segment is set out in the table below:

	Change from previous year
First Quarter of Fiscal 2027	Same store sales	Non-same store sales, net	Total sales at constant exchange rate	Exchange translation impact	Total sales as reported	Total reported sales (in millions)
North America reportable segment	1.6%	(0.8)%	0.8%	0.1%	0.9%	$1,463.0
International reportable segment	5.6%	(0.8)%	4.8%	4.4%	9.2%	87.5
Other reportable segment (1)	nm	nm	nm	nm	nm	3.1
Signet	1.8%	(1.3)%	0.5%	0.3%	0.8%	$1,553.6
(1)    Includes sales from Signet’s diamond sourcing operation.
nm Not meaningful.
North America sales
The North America reportable segment’s total sales were $1.46 billion compared to $1.45 billion in the prior year quarter, or an increase of 0.9%. Same store sales increased 1.6% compared to the prior year first quarter. These increases reflect the focus on the four largest brands across all categories, as well as growth in services. The improved assortment across the bridal and fashion categories drove strong AUR growth of 5.1% compared to the prior year first quarter. The number of units sold decreased 4.5% year over year. The overall increase was negatively impacted by the underperformance of the James Allen brand as noted above.
International sales
The International reportable segment’s total sales increased 9.2%, or 4.8% at constant exchange rates, to $87.5 million compared to $80.1 million in the prior year quarter. The number of units sold increased 1.5% and AUR increased 3.4% year over year. Same store sales increased 5.6% compared to the prior year first quarter. The increase in total sales at constant exchange rates was slightly lower than the increase in same store sales due to store closures.
Gross margin
In the first quarter of Fiscal 2027, gross margin was $556.5 million, or 35.8% of sales, compared to $598.8 million, or 38.8% of sales, in the prior year quarter. Gross margin decreased in total dollars and as a percentage of sales for the 13 weeks ended May 2, 2026 primarily reflecting merchandise margin decline due to increases in gold prices, accelerated melt particularly from trade-in and clearance product, as well as inventory write-down charges of $32.7 million related to the decommissioning of the James Allen and Rocksbox websites.
Selling, general and administrative expenses (“SG&A”)
In the first quarter of Fiscal 2027, SG&A was $509.6 million, or 32.8% of sales, compared to $526.0 million, or 34.1% of sales, in the prior year quarter. The decrease in SG&A as a percentage of sales was driven by the previous year’s reorganization of the operating model and ongoing spend discipline.
Other operating expense, net
In the first quarter of Fiscal 2027, other operating expense was $10.0 million, compared to $24.7 million in the prior year quarter. The 13 weeks ended May 2, 2026 primarily included restructuring and asset impairment charges of $9.0 million related to the actions under the Company’s Grow Brand Love strategy. The 13 weeks ended May 3, 2025 primarily included restructuring and asset impairment charges of $22.2 million. See Note 15 and Note 16 for additional information.
Operating income
For the first quarter of Fiscal 2027, operating income was $36.9 million, or 2.4% of sales, compared to $48.1 million, or 3.1% of sales, in the prior year quarter. The decrease in operating income was primarily driven by inventory write-down charges, accelerated scrap and lower merchandise margins, partially offset by stronger sales performance.

North America operating income
In the first quarter, operating income in the North America reportable segment was $60.4 million, or 4.1% of segment sales, and includes $39.5 million of restructuring and related charges, including inventory write-down charges of $32.7 million, and $1.5 million of asset impairment charges related to long-lived assets. In the prior year quarter, operating income in the North America reportable segment was $83.0 million, or 5.7% of segment sales, and included $10.9 million of restructuring and related charges and $3.2 million of asset impairment charges related to long-lived assets.
International operating income
In the first quarter, operating loss in the International reportable segment was $6.6 million, or (7.5)% of segment sales. In the prior year quarter, operating loss in the International reportable segment was $7.0 million, or (8.7)% of segment sales.
Corporate and unallocated expenses
In the first quarter, corporate and unallocated expenses were $13.5 million, compared to $24.0 million in the prior year quarter. The decrease was driven primarily by lower restructuring and related charges in the current year quarter. Corporate and unallocated expenses included restructuring and related charges of $0.7 million in the first quarter of Fiscal 2027, compared to $8.1 million in the prior year quarter.
Interest income, net
In the first quarter of Fiscal 2027, net interest income was $3.6 million compared to $0.8 million in the prior year quarter. The increase in net interest income for the current year quarter was the result of higher invested cash balances generating interest when compared with the prior year quarter.
Income taxes
In the first quarter of Fiscal 2027, income tax expense was $9.1 million, with an effective tax rate (“ETR”) of 22.3%, compared to income tax expense of $12.1 million, with an ETR of 26.5%, in the prior year comparable period. The ETR for the first quarter of Fiscal 2027 was higher than the Bermuda corporate income tax rate, primarily as a result of the unfavorable impact of foreign rate differences (primarily in the US).
The ETR for the first quarter of Fiscal 2026 was higher than the Bermuda corporate income tax rate primarily as a result of the unfavorable impact of foreign rate differences (primarily in the US) and unfavorable discrete tax items recognized in the 13 weeks ended May 3, 2025, including the tax shortfall for share-based compensation which vested during the year of $0.8 million.
Refer to Note 8 for additional information.
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

(in millions)	May 2, 2026	January 31, 2026	May 3, 2025
Cash and cash equivalents	$602.8	$874.8	$264.1
Less: Long-term debt	—	—	—
Net cash	$602.8	$874.8	$264.1

2. Free cash flow
Free cash flow is a non-GAAP measure defined as the net cash used in operating activities less capital expenditures. Management considers this metric to be helpful in understanding how the business is generating cash from its operating and investing activities that can be used to meet the financing needs of the business. Free cash flow is an indicator frequently used by management to measure the efficiency of converting operating income to cash, as well as evaluate its overall liquidity needs and determine appropriate capital allocation strategies. Free cash flow does not represent the residual cash flow available for discretionary purposes.

	13 weeks ended
(in millions)	May 2, 2026	May 3, 2025
Net cash used in operating activities	$(144.7)	$(175.3)
Capital expenditures	(24.5)	(36.6)
Free cash flow	$(169.2)	$(211.9)
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

	13 weeks ended
(in millions)	May 2, 2026	May 3, 2025
Net income	$31.7	$33.5
Income taxes	9.1	12.1
Interest income, net	(3.6)	(0.8)
Depreciation and amortization	34.7	37.0
Amortization of unfavorable contracts	—	(0.5)
EBITDA	$71.9	$81.3
Other non-operating (income) expense, net	(0.3)	3.3
Share-based compensation	7.5	7.0
Other accounting adjustments
Restructuring and related charges (1)	40.2	19.0
Asset impairments (1)	1.5	3.2
Adjusted EBITDA	$120.8	$113.8
(1)    Restructuring and related charges and asset impairment charges during the 13 weeks ended May 2, 2026 and May 3, 2025 were incurred primarily as a result of the Company’s Grow Brand Love strategy initiatives. Restructuring and related charges during the 13 weeks ended May 2, 2026 include $32.7 million of inventory write-downs related to the planned disposal of inventory in connection with the discontinuance of James Allen and Rocksbox as separately operated brands and the decommissioning of their respective websites. See Note 16 for additional information.
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

	13 weeks ended
(in millions)	May 2, 2026	May 3, 2025
Operating income	$36.9	$48.1
Restructuring and related charges (1)	40.2	19.0
Asset impairments (1)	1.5	3.2
Adjusted operating income	$78.6	$70.3

Operating margin	2.4%	3.1%
Adjusted operating margin	5.1%	4.6%
(1)    Restructuring and related charges and asset impairment charges during the 13 weeks ended May 2, 2026 and May 3, 2025 were incurred primarily as a result of the Company’s Grow Brand Love strategy initiatives. Restructuring and related charges during the 13 weeks ended May 2, 2026 includes $32.7 million of inventory write-downs related to the planned disposal of inventory in connection with the discontinuance of James Allen and Rocksbox as separately operated brands and the decommissioning of their respective websites. See Note 16 for additional information.
5.     Adjusted diluted EPS
Adjusted diluted EPS is a non-GAAP measure defined as diluted EPS excluding the impact of certain items which management believes are not necessarily reflective of normal operational performance during a period. Management finds the information useful when analyzing financial results in order to appropriately evaluate the performance of the business without the impact of these certain items. In particular, management believes the consideration of measures that exclude such items can assist in the comparison of performance in different periods which may or may not include such items. The Company estimates the tax effect of all non-GAAP adjustments by applying the relevant statutory tax rate to each item. The income tax items represent the discrete amount that affected the diluted EPS during the period.

	13 weeks ended
	May 2, 2026	May 3, 2025
Diluted EPS	$0.78	$0.78
Restructuring and related charges (1)	1.00	0.46
Asset impairments (1)	0.04	0.07
Tax impact of items above	(0.26)	(0.13)
Adjusted diluted EPS	$1.56	$1.18
(1)    Restructuring and related charges and asset impairment charges during the 13 weeks ended May 2, 2026 and May 3, 2025 were incurred primarily as a result of the Company’s Grow Brand Love strategy initiatives. See Note 16 for additional information.
LIQUIDITY AND CAPITAL RESOURCES
Overview
The Company’s primary sources of liquidity are cash on hand, cash provided by operations and availability under its senior secured asset-based revolving credit facility (the “ABL”). As of May 2, 2026, the Company had $602.8 million of cash and cash equivalents and no outstanding borrowings on the ABL. The available borrowing capacity on the ABL was $1.1 billion as of May 2, 2026.
The Company maintains a disciplined approach to capital allocation, utilizing the following priorities: 1) invest in organic growth; 2) maintain a conservative balance sheet; and 3) return capital to shareholders through share repurchases and dividends.
Invest in organic growth
The strategic imperatives of the Company’s Grow Brand Love transformation strategy have been designed to drive sustainable growth by building on a strong core foundation to create shareholder value and coveted brands. In order to achieve these goals, the Company has reorganized strategic areas of our business such as marketing and sourcing to streamline operations, increase efficiencies, improve accountability and reduce costs. This reorganization has already begun to enable our go-to-market strategies and contribute towards our efforts to strengthen our brand portfolio, and builds a strong foundation as we go into year two of Grow Brand Love to take actions to improve the customer experience and further transform our approach to marketing. We are also continuing to optimize our real estate footprint to support the positioning of our brands and modernizing our stores through capital improvements. These real estate initiatives will include the closure of underperforming stores, repositioning stores out of declining venues, renovation of stores and an increased focus on transference from closed locations to capitalize on brand equity across the portfolio. The Company invested $153.5 million for capital expenditures in Fiscal 2026 and has planned for capital expenditures of up to $180 million in Fiscal 2027, reflecting primarily investments in new stores and renovations as described above, as well as additional digital and technology advancements.

Maintain conservative balance sheet
The Company had no outstanding debt as of May 2, 2026 or May 3, 2025. The Company has the $1.2 billion ABL, expiring in August 2029, with the option to increase the size of the ABL by up to an additional $600 million. There were no borrowings under the ABL during the 13 weeks ended May 2, 2026 and May 3, 2025. Available borrowing capacity under the ABL was $1.1 billion as of May 2, 2026.
Cash and cash equivalents at May 2, 2026 were $602.8 million compared to $264.1 million as of May 3, 2025. The increase year over year was primarily driven by cash flow from operations, resulting from stronger performance and working capital efficiency during the past year. Signet holds cash and cash equivalents at a number of large, highly-rated financial institutions. The amount held at each financial institution takes into account the credit rating and size of the financial institution and is held for short-term durations.
The Company uses leverage ratios to assess the effectiveness of its capital allocation strategy. The Company maintained a 1.1x adjusted leverage ratio through the end of Fiscal 2026 (see non-GAAP measures as defined in Item 7 of the Signet’s Fiscal 2026 Annual Report on Form 10-K).
Returning capital to shareholders
The Company remains committed to its goal of returning capital to shareholders, which includes being a dividend growth company. For the fifth year in a row Signet has increased its quarterly common dividend, from $0.32 per share in Fiscal 2026 to $0.35 per share beginning in Fiscal 2027. The Company also remains focused on common share repurchases under its 2017 Share Repurchase Program. The Company has repurchased $82.7 million of common shares to date in Fiscal 2027, with $435.2 million of shares authorized for repurchase remaining as of May 2, 2026. See Note 5 for additional information related to the common share repurchases.
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
As of May 2, 2026, January 31, 2026 and May 3, 2025, the Company was in compliance with all debt covenants.
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
Summary cash flow
The following table provides a summary of Signet’s cash flow activity for Fiscal 2027 and Fiscal 2026:

	13 weeks ended
(in millions)	May 2, 2026	May 3, 2025
Net cash used in operating activities	$(144.7)	$(175.3)
Net cash used in investing activities	(23.9)	(36.6)
Net cash used in financing activities	(102.6)	(137.3)
Decrease in cash and cash equivalents	$(271.2)	$(349.2)

Cash and cash equivalents at beginning of period	$874.8	$604.0
Decrease in cash and cash equivalents	(271.2)	(349.2)
Effect of exchange rate changes on cash and cash equivalents	(0.8)	9.3
Cash and cash equivalents at end of period	$602.8	$264.1

Operating activities
Net cash used in operating activities was $144.7 million during the 13 weeks ended May 2, 2026 compared to $175.3 million in the prior year comparable period. The change in operating cash flows compared to prior year was primarily driven by better working capital efficiency in the current year partially offset by higher payments for income taxes and incentive compensation. The significant movements in operating cash flows are further described below:
•Net income was $31.7 million compared to net income of $33.5 million in the prior year period, a decrease of $1.8 million. This slight decrease was a result of lower gross merchandise margins partially offset by lower SG&A and restructuring charges compared to prior year.
•The change in current income taxes was a use of $34.3 million in the current period compared to a use of $7.5 million in the prior year. The current year use was primarily the result of net income tax payments of $44.7 million, compared to net income tax payments of $16.2 million in the prior year period.
•Cash used by inventory was $41.6 million, compared to a use of $56.1 million in the prior year, reflecting seasonal replenishment of inventories following the fourth quarter of both fiscal years, and showed improvement year over year due to lower inventory levels, despite increases in gold prices and tariffs.
•Cash used by accounts payable was $79.8 million compared to a use of $187.5 million in the prior year period. Accounts payable is historically a use of cash in the first quarter, as the Company pays down invoices due from prior Holiday Season and Valentine’s Day merchandise purchases. The lower use in the current year is due to timing of purchases and payments compared to the prior year.
•Cash used by accrued expenses and other liabilities was $64.0 million, compared to a use of $5.4 million in the prior year period. The difference compared to the prior year comparable period is primarily due to payments for incentive compensation.
Investing activities
Net cash used in investing activities for the 13 weeks ended May 2, 2026 was $23.9 million compared to a use of $36.6 million in the prior year period. Cash used in Fiscal 2027 was primarily related to capital expenditures of $24.5 million, compared to $36.6 million in Fiscal 2026. Capital expenditures are associated with new stores, remodels of existing stores, and capital investments in digital and information technology. Signet has planned Fiscal 2027 capital expenditures of up to $180 million.
Stores opened and closed in the 13 weeks ended May 2, 2026:

	January 31, 2026	Openings	Closures	May 2, 2026
North America segment (1)	2,329	—	(21)	2,308
International segment (1)	253	—	(2)	251
Signet	2,582	—	(23)	2,559
(1)    The net change in selling square footage for Fiscal 2027 for the North America and International segments was (0.4%) and (0.7%), respectively.
Financing activities
Net cash used in financing activities for the 13 weeks ended May 2, 2026 was $102.6 million, consisting of the repurchase of $82.7 million of common shares, common share dividends paid of $13.0 million and payments for withholding taxes related to the settlement of the Company’s share-based compensation awards of $6.9 million.
Net cash used in financing activities for the 13 weeks ended May 3, 2025 was $137.3 million, primarily consisting of the repurchase of $117.4 million of common shares, common share dividends paid of $12.6 million and payments for withholding taxes related to the settlement of the Company’s share-based compensation awards of $7.3 million.
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
While there have been no material changes to the critical accounting policies and estimates disclosed in Signet’s Annual Report on Form 10-K for the fiscal year ended January 31, 2026 filed with the SEC on March 19, 2026, the Company continues to monitor the risk of impairment related to the Diamonds Direct reporting unit as well as the Blue Nile, James Allen, Diamonds Direct and Piercing Pagoda trade names. During Fiscal 2026, the Company determined that quantitative assessments were required for these reporting units and indefinite-lived intangible assets. Based on the most recent quantitative assessments, the fair value of the Diamonds Direct reporting unit and the Piercing Pagoda and Blue Nile trade names exceeded their carrying values by approximately 17%, 10% and 16%, respectively, while the James Allen and Diamonds Direct trade names approximate their estimated fair values of $2 million and $104 million, respectively. The impairment charge related to the James Allen trade name was driven primarily by the decline in long-term cash flow projections of the James Allen brand due to continued challenges with assortment and its competitive position in the market. Management also determined an increase in discount rates was required to reflect the current interest rate environment at the valuation date. The impairment charges related to the Diamonds Direct trade name were driven primarily by reevaluated sales growth projections which negatively affected the fair value estimates compared to previous valuations.
Management noted uncertainties exist related to the macroeconomic environment in the US and abroad, including energy prices, tariffs, oil and gas prices, economic and tax policy, affordability and interest rates. These factors could unfavorably impact the cost of the Company’s products, consumer confidence and discretionary spending, and thus may impact the key assumptions used to estimate fair value, such as sales trends, margin trends, long-term growth rates and discount rates. These factors could also negatively affect the share price of the Company’s common stock. An increase in the discount rate and/or a further softening of sales and operating income trends for any of the Company’s reporting units or related trade names, particularly during peak selling seasons, could result in a decline in the estimated fair values of the indefinite-lived intangible assets, including goodwill, which could result in future material impairment charges. For example, an increase in the discount rate of 0.5% to the Diamonds Direct trade name, assuming no other changes to assumptions, would have resulted in additional impairment charges of approximately $5 million in Fiscal 2026.
The Company will continue to monitor events or circumstances that could trigger the need for an interim impairment test. The Company believes that the estimates and assumptions related to sales and operating income trends, discount rates, royalty rates and other assumptions are reasonable, but they are subject to change from period to period. Future economic conditions or operating performance, such as declines in sales or increases in discount rates, could differ from those projected by management in its most recent impairment tests for indefinite-lived intangible assets, including goodwill. This could impact our estimates of fair values and may result in future material impairment charges. See Note 11 of Item 1 for additional information.
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
Signet’s market risk profile as of May 2, 2026 has not materially changed since January 31, 2026. The market risk profile as of January 31, 2026 is disclosed in Signet’s Annual Report on Form 10-K, filed with the SEC on March 19, 2026.

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
Management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures in accordance with Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on such evaluation, the principal executive officer and principal financial officer have concluded that such disclosure controls and procedures were effective as of May 2, 2026.
Changes in internal control over financial reporting
There were no changes to the Company’s internal control over financial reporting during the first quarter of Fiscal 2027 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Information regarding legal proceedings is incorporated by reference from Note 18 of the Condensed Consolidated Financial Statements set forth in Part I of this Quarterly Report on Form 10-Q.
ITEM 1A. RISK FACTORS
There have been no material changes to the risk factors previously disclosed in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2026 that was filed with the SEC on March 19, 2026.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Repurchases of equity securities
The following table contains the Company’s repurchases of common shares in the first quarter of Fiscal 2027:

Period	Total number of shares purchased	Average price paid per share (1)	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
February 1, 2026 to February 28, 2026 (2)	267,593	$94.16	267,593	$492,732,268
March 1, 2026 to March 28, 2026 (2)	308,203	$89.21	308,203	$465,240,684
March 29, 2026 to May 2, 2026 (2)	336,570	$89.11	336,570	$435,247,675
Total	912,366	$90.62	912,366	$435,247,675
(1)    The average price paid per share excludes commissions paid of $13,859 in connection with the repurchases made under the 2017 Share Repurchase Program.
(2)    Includes shares repurchased under two 10b5-1 Trading Plans adopted by the Company under the 2017 Share Repurchase Program entered into for the periods between January 5, 2026 through March 17, 2026 and April 27, 2026 through June 1, 2026, respectively, to repurchase up to $90 million of common shares under each 10b5-1 Plan pursuant to a trading grid at prices ranging from $85 to $120 per share.

ITEM 5. OTHER INFORMATION
Rule 10b5-1 Trading Arrangements
During the first quarter of Fiscal 2027, the following officer of the Company, as defined in Rule 16-1(f), adopted a Rule 10b5-1 Trading Arrangement (as defined in Item 408(a) of Regulation S-K) to sell common shares:

Name	Title	Adoption Date	Expiration Date (1)	Maximum aggregate number of shares to be sold
Stash Ptak	Chief Legal, Compliance and Risk Officer	April 7, 2026	April 6, 2027	4,000
(1)    The plan will expire on the date represented in the table or upon the earlier completion of all transactions contemplated under the arrangement.
The trading arrangement noted above is intended to satisfy the affirmative defense in Rule 10b5-1(c). No other directors or officers of the Company have adopted, modified, or terminated a Rule 10b5-1 Trading Arrangement or Non-Rule 10b5-1 Trading Arrangement (as each term is defined in Item 408(a) of Regulation S-K) during the first quarter of Fiscal 2027.

ITEM 6. EXHIBITS
The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Number	Description of Exhibits

10.1*†	Form of Signet Jewelers Limited 2018 Omnibus Incentive Plan Performance Based Restricted Stock Unit Award Notice and Agreement (Post February 2026 Awards).

31.1*	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished herewith.
†	Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Signet Jewelers Limited

Date:	June 2, 2026	By:	/s/ Joan M. Hilson
		Name:	Joan M. Hilson
		Title:	Chief Operating and Financial Officer (Principal Financial Officer)