Form 10-Q
period 2026-08-01
SIGNET JEWELERS LTD
filed 2026-09-09
CIK 832988

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended August 1, 2026 or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the transition period from to
Commission file number 1-32349

SIGNET JEWELERS LIMITED

(Exact name of Registrant as specified in its charter)

Bermuda	Not Applicable
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
Richmond House
12 Par-la-Ville Road
Hamilton HM 08
Bermuda
(441) 295 5950
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
Common Shares, $0.18 par value, 38,317,243 shares as of September 4, 2026

SIGNET JEWELERS LIMITED

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
SIGNET JEWELERS LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	13 weeks ended		26 weeks ended
(in millions, except per share amounts)	August 1, 2026	August 2, 2025	August 1, 2026	August 2, 2025	Notes
Merchandise and other sales	$1,328.9	$1,342.8	$2,681.3	$2,693.1
Service sales	199.2	192.3	400.4	383.6
Total sales	1,528.1	1,535.1	3,081.7	3,076.7	3
Cost of sales	(925.7)	(943.2)	(1,922.8)	(1,886.0)
Gross margin	602.4	591.9	1,158.9	1,190.7
Selling, general and administrative expenses	(493.6)	(505.3)	(1,003.2)	(1,031.3)
Asset impairments, net	(19.5)	(80.2)	(21.0)	(83.4)	11
Other operating expense, net	(1.8)	(3.6)	(10.3)	(25.1)	15
Operating income	87.5	2.8	124.4	50.9	4
Interest income (expense), net	2.3	(0.1)	5.9	0.7
Other non-operating (expense) income, net	(16.9)	2.4	(16.6)	(0.9)	15
Income before income taxes	72.9	5.1	113.7	50.7
Income taxes	(20.8)	(14.2)	(29.9)	(26.3)	8
Net income (loss)	$52.1	$(9.1)	$83.8	$24.4

Earnings (loss) per common share:
Basic	$1.34	$(0.22)	$2.12	$0.58	6
Diluted	$1.33	$(0.22)	$2.11	$0.58	6
Weighted average common shares outstanding:
Basic	39.0	41.1	39.5	41.8	6
Diluted	39.3	41.1	39.8	42.0	6
The accompanying notes are an integral part of these condensed consolidated financial statements.

SIGNET JEWELERS LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	13 weeks ended
	August 1, 2026			August 2, 2025
(in millions)	Pre-tax amount	Tax (expense) benefit	After-tax amount	Pre-tax amount	Tax (expense) benefit	After-tax amount
Net income (loss)			$52.1			$(9.1)
Other comprehensive (loss) income:
Foreign currency translation adjustments	$(5.6)	$—	$(5.6)	$0.5	$—	$0.5
Cash flow hedges:
Change in fair value of derivative instruments	(17.1)	4.3	(12.8)	0.2	(0.1)	0.1
Reclassification adjustment for gains to earnings	(5.5)	1.4	(4.1)	(0.1)	—	(0.1)
Total other comprehensive income (loss)	$(28.2)	$5.7	$(22.5)	$0.6	$(0.1)	$0.5
Total comprehensive income (loss)			$29.6			$(8.6)

	26 weeks ended
	August 1, 2026			August 2, 2025
(in millions)	Pre-tax amount	Tax (expense) benefit	After-tax amount	Pre-tax amount	Tax (expense) benefit	After-tax amount
Net income			$83.8			$24.4
Other comprehensive (loss) income:
Foreign currency translation adjustments	$(7.4)	$—	$(7.4)	$22.6	$—	$22.6
Available-for-sale securities:
Unrealized (loss) gain	(0.1)	—	(0.1)	0.1	—	0.1
Cash flow hedges:
Change in fair value of derivative instruments	(18.0)	4.5	(13.5)	(0.7)	0.1	(0.6)
Reclassification adjustment for gains to earnings	(7.7)	1.9	(5.8)	—	—	—
Total other comprehensive (loss) income	$(33.2)	$6.4	$(26.8)	$22.0	$0.1	$22.1
Total comprehensive income			$57.0			$46.5
The accompanying notes are an integral part of these condensed consolidated financial statements.

SIGNET JEWELERS LIMITED
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in millions, except par value per share amounts)	August 1, 2026	January 31, 2026	August 2, 2025	Notes
Assets
Current assets:
Cash and cash equivalents	$526.8	$874.8	$281.4
Inventories	1,959.4	1,940.1	1,986.6	9
Income taxes	71.8	18.7	29.7
Other current assets	159.7	189.9	166.8
Total current assets	2,717.7	3,023.5	2,464.5
Non-current assets:
Property, plant and equipment, net of accumulated depreciation and amortization of $1,594.2 (January 31, 2026 and August 2, 2025: $1,561.8 and $1,519.8, respectively)	491.1	498.8	477.7
Operating lease right-of-use assets	1,156.7	1,146.6	1,102.5
Goodwill	433.8	428.4	428.4	11
Intangible assets, net	266.9	286.4	291.5	11
Other assets	256.2	291.0	286.1
Deferred tax assets	265.4	277.4	292.1
Total assets	$5,587.8	$5,952.1	$5,342.8
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$605.3	$772.1	$512.7
Accrued expenses and other current liabilities	348.6	387.3	388.4
Deferred revenue	371.6	377.1	360.7	3
Operating lease liabilities	283.1	286.9	290.4
Income taxes	49.9	65.4	49.0
Total current liabilities	1,658.5	1,888.8	1,601.2
Non-current liabilities:
Operating lease liabilities	941.3	930.4	887.3
Other liabilities	81.9	82.8	76.9
Deferred revenue	905.6	908.6	885.5	3
Deferred tax liabilities	164.9	175.3	163.6
Total liabilities	3,752.2	3,985.9	3,614.5
Commitments and contingencies				18
Shareholders’ equity:
Common shares of $0.18 par value: authorized 500 shares, issued 70.0 shares, 38.7 shares outstanding (January 31, 2026 and August 2, 2025: 40.4 and 41.0 outstanding, respectively)	12.6	12.6	12.6
Additional paid-in capital	119.4	120.4	110.0
Other reserves	0.4	0.4	0.4
Treasury shares at cost: 31.3 shares (January 31, 2026 and August 2, 2025: 29.6 and 29.0 shares, respectively)	(2,093.4)	(1,934.9)	(1,882.4)
Retained earnings	4,042.6	3,986.9	3,743.1
Accumulated other comprehensive loss	(246.0)	(219.2)	(255.4)	7
Total shareholders’ equity	1,835.6	1,966.2	1,728.3
Total liabilities and shareholders’ equity	$5,587.8	$5,952.1	$5,342.8
The accompanying notes are an integral part of these condensed consolidated financial statements.

SIGNET JEWELERS LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	26 weeks ended
(in millions)	August 1, 2026	August 2, 2025
Operating activities
Net income	$83.8	$24.4
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	69.8	74.0
Amortization of unfavorable contracts	—	(0.9)
Share-based compensation	17.5	13.7
Deferred taxation	7.5	2.0
Asset impairments, net	21.0	83.4
Impairment of equity method investment and loans receivable	19.2	—
Other non-cash movements, net	0.3	3.5
Changes in operating assets and liabilities:
Inventories	(11.0)	(35.9)
Other assets	18.9	14.0
Accounts payable	(169.3)	(248.5)
Accrued expenses and other liabilities	(50.7)	10.1
Change in operating lease assets and liabilities	(3.4)	(3.8)
Deferred revenue	(8.2)	(3.1)
Income tax receivable and payable	(68.9)	(21.9)
Net cash used in operating activities	(73.5)	(89.0)
Investing activities
Capital expenditures	(64.9)	(60.6)
Other investing activities, net	(1.2)	(0.1)
Net cash used in investing activities	(66.1)	(60.7)
Financing activities
Dividends paid on common shares	(26.8)	(25.8)
Repurchase of common shares	(169.9)	(149.7)
Other financing activities, net	(7.2)	(7.1)
Net cash used in financing activities	(203.9)	(182.6)
Cash and cash equivalents at beginning of period	874.8	604.0
Decrease in cash and cash equivalents	(343.5)	(332.3)
Effect of exchange rate changes on cash and cash equivalents	(4.5)	9.7
Cash and cash equivalents at end of period	$526.8	$281.4
The accompanying notes are an integral part of these condensed consolidated financial statements.

SIGNET JEWELERS LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)

(in millions)	Common shares at par value	Additional paid-in capital	Other reserves	Treasury shares	Retained earnings	Accumulated other comprehensive loss	Total shareholders’ equity
Balance at January 31, 2026	$12.6	$120.4	$0.4	$(1,934.9)	$3,986.9	$(219.2)	$1,966.2
Net income	—	—	—	—	31.7	—	31.7
Other comprehensive loss	—	—	—	—	—	(4.3)	(4.3)
Common share dividends declared, $0.35/share	—	—	—	—	(14.1)	—	(14.1)
Repurchase of common shares	—	—	—	(82.7)	—	—	(82.7)
Net settlement of equity-based awards	—	(16.5)	—	9.6	(0.2)	—	(7.1)
Share-based compensation expense	—	7.5	—	—	—	—	7.5
Balance at May 2, 2026	$12.6	$111.4	$0.4	$(2,008.0)	$4,004.3	$(223.5)	$1,897.2
Net income	—	—	—	—	52.1	—	52.1
Other comprehensive loss	—	—	—	—	—	(22.5)	(22.5)
Common share dividends declared, $0.35/share	—	—	—	—	(13.8)	—	(13.8)
Repurchase of common shares	—	—	—	(87.2)	—	—	(87.2)
Net settlement of equity-based awards	—	(2.0)	—	1.8	—	—	(0.2)
Share-based compensation expense	—	10.0	—	—	—	—	10.0
Balance at August 1, 2026	$12.6	$119.4	$0.4	$(2,093.4)	$4,042.6	$(246.0)	$1,835.6

(in millions)	Common shares at par value	Additional paid-in capital	Other reserves	Treasury shares	Retained earnings	Accumulated other comprehensive loss	Total shareholders’ equity
Balance at February 1, 2025	$12.6	$120.1	$0.4	$(1,749.3)	$3,745.5	$(277.5)	$1,851.8
Net income	—	—	—	—	33.5	—	33.5
Other comprehensive income	—	—	—	—	—	21.6	21.6
Common share dividends declared, $0.32/share	—	—	—	—	(13.4)	—	(13.4)
Repurchase of common shares	—	—	—	(117.4)	—	—	(117.4)
Net settlement of equity-based awards	—	(21.8)	—	14.5	(0.1)	—	(7.4)
Share-based compensation expense	—	7.0	—	—	—	—	7.0
Balance at May 3, 2025	$12.6	$105.3	$0.4	$(1,852.2)	$3,765.5	$(255.9)	$1,775.7
Net loss	—	—	—	—	(9.1)	—	(9.1)
Other comprehensive income	—	—	—	—	—	0.5	0.5
Common share dividends declared, $0.32/share	—	—	—	—	(13.3)	—	(13.3)
Repurchase of common shares	—	—	—	(32.3)	—	—	(32.3)
Net settlement of equity-based awards	—	(2.0)	—	2.1	—	—	0.1
Share-based compensation expense	—	6.7	—	—	—	—	6.7
Balance at August 2, 2025	$12.6	$110.0	$0.4	$(1,882.4)	$3,743.1	$(255.4)	$1,728.3
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
Fiscal year
The Company’s fiscal year ends on the Saturday nearest to January 31st. Fiscal 2027 and Fiscal 2026 refer to the 52-week periods ending January 30, 2027 and ended January 31, 2026, respectively. Within these condensed consolidated financial statements, the second quarter and year-to-date period of Fiscal 2027 and Fiscal 2026 refer to the 13 and 26 weeks ended August 1, 2026 and August 2, 2025, respectively.
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
Tariff refunds
The International Emergency Economic Powers Act (“IEEPA”) was used by the US Government to impose tariffs on imports. On February 20, 2026, the US Supreme Court issued a decision invalidating the broad-based tariffs imposed under IEEPA. The Court of International Trade has ordered US Customs and Border Protection (“CBP”) to begin refunding tariffs imposed under IEEPA. Beginning in Fiscal 2027, the Company submitted its claims for refunds of the IEEPA tariffs previously paid through the CBP portal established to process such claims.
The Company applied a gain contingency model to determine the timing of recognition of the refunds of the IEEPA tariffs previously paid, and thus has recognized the refunds as they become realized or realizable based on the approval status in the CBP portal. Refunds received as of end of the second quarter of Fiscal 2027 were $20.4 million, of which $14.9 million was recognized as a reduction to cost of sales, $4.8 million was applied as a reduction to tariffs that remained in inventory, and $0.7 million of interest was recognized in other non-operating (expense) income, net.

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

3. Revenue recognition
The following table provides the Company’s total sales, disaggregated by brand, for the 13 and 26 weeks ended August 1, 2026 and August 2, 2025:

	13 weeks ended August 1, 2026				13 weeks ended August 2, 2025
(in millions)	North America	International	Other	Consolidated	North America	International	Other	Consolidated
Sales by brand:
Kay	$585.2	$—	$—	$585.2	$569.5	$—	$—	$569.5
Zales	275.1	—	—	275.1	270.0	—	—	270.0
Jared	262.1	—	—	262.1	262.2	—	—	262.2
Blue Nile	83.6	—	—	83.6	74.7	—	—	74.7
James Allen	7.1	—	—	7.1	36.9	—	—	36.9
Diamonds Direct	88.0	—	—	88.0	87.1	—	—	87.1
Banter by Piercing Pagoda	70.2	—	—	70.2	75.6	—	—	75.6
Peoples	47.8	—	—	47.8	47.8	—	—	47.8
International segment brands	—	96.6	—	96.6	—	91.8	—	91.8
Other (1)	9.2	—	3.2	12.4	2.9	—	16.6	19.5
Total sales	$1,428.3	$96.6	$3.2	$1,528.1	$1,426.7	$91.8	$16.6	$1,535.1

	26 weeks ended August 1, 2026				26 weeks ended August 2, 2025
(in millions)	North America	International	Other	Consolidated	North America	International	Other	Consolidated
Sales by brand:
Kay	$1,183.6	$—	$—	$1,183.6	$1,148.6	$—	$—	$1,148.6
Zales	564.2	—	—	564.2	553.2	—	—	553.2
Jared	522.4	—	—	522.4	522.2	—	—	522.2
Blue Nile	158.4	—	—	158.4	152.3	—	—	152.3
James Allen	31.2	—	—	31.2	76.3	—	—	76.3
Diamonds Direct	173.0	—	—	173.0	171.2	—	—	171.2
Banter by Piercing Pagoda	151.7	—	—	151.7	157.8	—	—	157.8
Peoples	95.4	—	—	95.4	88.6	—	—	88.6
International segment brands	—	184.1	—	184.1	—	171.9	—	171.9
Other (1)	11.4	—	6.3	17.7	7.0	—	27.6	34.6
Total sales	$2,891.3	$184.1	$6.3	$3,081.7	$2,877.2	$171.9	$27.6	$3,076.7
(1) Other primarily includes sales from the Company’s diamond sourcing operation and loose diamonds.

The following table provides the Company’s total sales, disaggregated by major product, for the 13 and 26 weeks ended August 1, 2026 and August 2, 2025:

	13 weeks ended August 1, 2026				13 weeks ended August 2, 2025
(in millions)	North America	International	Other	Consolidated	North America	International (3)	Other	Consolidated
Sales by product:
Bridal	$628.9	$33.7	$—	$662.6	$633.0	$33.0	$—	$666.0
Fashion	507.6	27.9	—	535.5	523.9	26.4	—	550.3
Watches	62.6	26.7	—	89.3	55.5	25.2	—	80.7
Services (1)	192.5	6.7	—	199.2	185.9	6.4	—	192.3
Other (2)	36.7	1.6	3.2	41.5	28.4	0.8	16.6	45.8
Total sales	$1,428.3	$96.6	$3.2	$1,528.1	$1,426.7	$91.8	$16.6	$1,535.1

	26 weeks ended August 1, 2026				26 weeks ended August 2, 2025
(in millions)	North America	International	Other	Consolidated	North America	International (3)	Other	Consolidated
Sales by product:
Bridal	$1,285.5	$65.4	$—	$1,350.9	$1,289.6	$61.7	$—	$1,351.3
Fashion	1,040.4	54.3	—	1,094.7	1,056.9	49.5	—	1,106.4
Watches	115.9	48.8	—	164.7	103.3	46.9	—	150.2
Services (1)	387.4	13.0	—	400.4	371.3	12.3	—	383.6
Other (2)	62.1	2.6	6.3	71.0	56.1	1.5	27.6	85.2
Total sales	$2,891.3	$184.1	$6.3	$3,081.7	$2,877.2	$171.9	$27.6	$3,076.7
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
The following table provides the Company’s total sales, disaggregated by channel, for the 13 and 26 weeks ended August 1, 2026 and August 2, 2025:

	13 weeks ended August 1, 2026				13 weeks ended August 2, 2025
(in millions)	North America	International	Other	Consolidated	North America	International	Other	Consolidated
Sales by channel:
Store	$1,140.1	$76.4	$—	$1,216.5	$1,125.6	$72.7	$—	$1,198.3
E-commerce	279.8	20.2	—	300.0	298.5	19.1	—	317.6
Other (1)	8.4	—	3.2	11.6	2.6	—	16.6	19.2
Total sales	$1,428.3	$96.6	$3.2	$1,528.1	$1,426.7	$91.8	$16.6	$1,535.1

	26 weeks ended August 1, 2026				26 weeks ended August 2, 2025
(in millions)	North America	International	Other	Consolidated	North America	International	Other	Consolidated
Sales by channel:
Store	$2,296.4	$146.8	$—	$2,443.2	$2,250.9	$135.5	$—	$2,386.4
E-commerce	584.8	37.3	—	622.1	619.9	36.4	—	656.3
Other (1)	10.1	—	6.3	16.4	6.4	—	27.6	34.0
Total sales	$2,891.3	$184.1	$6.3	$3,081.7	$2,877.2	$171.9	$27.6	$3,076.7
(1) Other primarily includes sales from the Company’s diamond sourcing operation and loose diamonds.
Credit card outsourcing programs
On September 4, 2026, the Company, through its subsidiaries Sterling Jewelers Inc. (“Sterling”) and Zale Delaware, Inc. (“Zale”), entered into a Second Amended and Restated Credit Card Program Agreement (the “Program Agreement”) with Comenity Bank (“Comenity Bank”) and Comenity Capital Bank (“Comenity Capital Bank” and, together with Comenity Bank, “Bread”), each a subsidiary of Bread Financial Holdings, Inc. The Program Agreement amends and restates in their entirety (i) the Amended and Restated Credit Card Program Agreement, dated May 14, 2021, by and between Sterling and Comenity Bank and (ii) the Amended and Restated Private Label Credit Card Program Agreement, dated May 14, 2021, by and between Zale and Comenity Capital Bank, and continues the programs established thereunder as a single combined credit card program (the “Program”). The Program Agreement has an initial term through December 31, 2035.
The purpose of the Program is for Bread to, among other things, continue operating a primary source private label credit card offering to our customers to foster greater customer loyalty and drive sales growth. In addition, the Company receives credit card revenue through the Program Agreement for providing a combination of interrelated services and intellectual property to Bread in support of the Program. The Program Agreement includes a signing bonus and profit-sharing arrangement which will be recognized as revenue by the Company throughout the term of the Program Agreement.
The Company had previously entered into an agreement with Concora Credit Inc. (“Concora”) to provide a second look credit offering to non-prime customers. The Concora agreements with Sterling and Zale are effective through December 31, 2028, and were not impacted by the new Program Agreement with Bread.
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
Deferred ESP transaction costs
All direct costs associated with the sale of the ESP are deferred and amortized in proportion to the revenue recognized and presented as either other current assets or other assets in the condensed consolidated balance sheets. These direct costs primarily include sales commissions and credit card fees. Amortization of deferred ESP transaction costs is included within cost of sales and SG&A in the condensed consolidated statements of operations. Amortization of deferred ESP transaction costs was $11.2 million and $22.8 million during the 13 and 26 weeks ended August 1, 2026, respectively and $11.3 million and $22.8 million during the 13 and 26 weeks ended August 2, 2025, respectively.
Unamortized deferred ESP transaction costs as of August 1, 2026, January 31, 2026 and August 2, 2025 were as follows:

(in millions)	August 1, 2026	January 31, 2026	August 2, 2025
Other current assets	$28.0	$28.6	$27.9
Other assets	79.4	80.8	80.1
Total deferred ESP transaction costs	$107.4	$109.4	$108.0
Deferred revenue
Deferred revenue as of August 1, 2026, January 31, 2026 and August 2, 2025 was as follows:

(in millions)	August 1, 2026	January 31, 2026	August 2, 2025
ESP deferred revenue	$1,198.7	$1,204.4	$1,170.5
Other deferred revenue (1)	78.5	81.3	75.7
Total deferred revenue	$1,277.2	$1,285.7	$1,246.2

Disclosed as:
Current liabilities	$371.6	$377.1	$360.7
Non-current liabilities	905.6	908.6	885.5
Total deferred revenue	$1,277.2	$1,285.7	$1,246.2
(1) Other deferred revenue primarily includes revenue collected from customers for custom orders and e-commerce orders, for which control has not yet transferred to the customer.

	13 weeks ended		26 weeks ended
(in millions)	August 1, 2026	August 2, 2025	August 1, 2026	August 2, 2025
ESP deferred revenue, beginning of period	$1,204.4	$1,171.9	$1,204.4	$1,170.8
Plans sold (1)	131.0	132.4	269.9	267.4
Revenue recognized (2)	(136.7)	(133.8)	(275.6)	(267.7)
ESP deferred revenue, end of period	$1,198.7	$1,170.5	$1,198.7	$1,170.5
(1) Includes impact of foreign exchange translation.
(2) The Company recognized sales of $80.0 million and $170.8 million during the 13 and 26 weeks ended August 1, 2026, respectively, and $77.5 million and $165.1 million during the 13 and 26 weeks ended August 2, 2025, respectively, related to deferred revenue that existed at the beginning of the periods.
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
The North America reportable segment operates across the US and Canada. Its US stores operate nationally in malls and off-mall locations, as well as online, principally as Kay (Kay Jewelers and Kay Outlet), Zales (Zales Jewelers and Zales Outlet), Jared (Jared Jewelers and Jared Vault), Blue Nile, Diamonds Direct and Banter by Piercing Pagoda. Its Canadian stores operate as Peoples Jewellers.
The International reportable segment operates stores in the UK and Republic of Ireland as well as online. Its stores operate in shopping malls and off-mall locations (i.e. high street) under the H.Samuel and Ernest Jones brands.
The Other reportable segment primarily consists of subsidiaries involved in the purchasing and conversion of rough diamonds to polished stones.
Financial information for each of Signet’s reportable segments for the 13 and 26 weeks ended August 1, 2026 and August 2, 2025 is presented in the tables below.

	13 weeks ended August 1, 2026
(in millions)	North America	International	Other	Total
Sales	$1,428.3	$96.6	$3.2	$1,528.1

Merchandise expense	(542.9)	(43.7)	(2.8)
Services expense	(49.6)	(2.4)
Other cost of sales	(262.6)	(22.2)	(0.9)
SG&A	(450.0)	(29.6)
Other segment operating expense, net	(0.2)	(0.1)	—
Total segment operating income (loss)	$123.0	$(1.4)	$(0.5)	$121.1

Asset impairments (1)				(19.3)
Restructuring and related charges (2)				(0.4)
Corporate and unallocated expenses				(13.9)
Interest income, net				2.3
Other non-operating expense, net				(16.9)
Income before income taxes				$72.9

	26 weeks ended August 1, 2026
(in millions)	North America	International	Other	Total
Sales	$2,891.3	$184.1	$6.3	$3,081.7

Merchandise expense	(1,120.0)	(81.5)	(5.4)
Services expense	(96.3)	(4.8)
Other cost of sales	(532.3)	(46.3)	(4.9)
SG&A	(917.0)	(59.5)
Other segment operating (expense) income, net	(1.3)	—	0.1
Total segment operating income (loss)	$224.4	$(8.0)	$(3.9)	$212.5

Restructuring and related charges (2)				(40.6)
Asset impairments (1)				(20.8)
Corporate and unallocated expenses				(26.7)
Interest income, net				5.9
Other non-operating expense, net				(16.6)
Income before income taxes				$113.7

	13 weeks ended August 2, 2025
(in millions)	North America	International	Other	Total
Sales	$1,426.7	$91.8	$16.6	$1,535.1

Merchandise expense	(547.6)	(39.8)	(15.7)
Services expense	(42.9)	(2.4)
Other cost of sales	(270.4)	(23.2)	(1.2)
SG&A	(461.5)	(29.0)
Other segment operating (expense) income, net	(0.5)	0.5	(0.1)
Total segment operating income (loss)	$103.8	$(2.1)	$(0.4)	$101.3

Asset impairments (1)				(79.8)
Restructuring and related charges (2)				(2.8)
Corporate and unallocated expenses				(15.9)
Interest expense, net				(0.1)
Other non-operating income, net				2.4
Income before income taxes				$5.1

	26 weeks ended August 2, 2025
(in millions)	North America	International	Other	Total
Sales	$2,877.2	$171.9	$27.6	$3,076.7

Merchandise expense	(1,105.0)	(74.2)	(29.5)
Services expense	(86.3)	(4.7)
Other cost of sales	(537.7)	(46.5)	(2.1)
SG&A	(945.7)	(55.3)
Other segment operating expense, net	(1.6)	(0.3)	(0.3)
Total segment operating income (loss)	$200.9	$(9.1)	$(4.3)	$187.5

Asset impairments (1)				(83.0)
Restructuring and related charges (2)				(21.8)
Corporate and unallocated expenses				(31.8)
Interest income, net				0.7
Other non-operating expense, net				(0.9)
Income before income taxes				$50.7
(1)     Asset impairment charges during the 13 and 26 weeks ended August 1, 2026 were primarily related to indefinite-lived intangible assets. Asset impairment charges during the 13 and 26 weeks ended August 2, 2025 related primarily to goodwill and indefinite-lived assets. See Note 11 for additional information.
(2)     Restructuring and related charges during the 13 and 26 weeks ended August 1, 2026 and August 2, 2025 were incurred primarily as a result of the Company’s Grow Brand Love strategy initiatives. Restructuring and related charges during the 13 and 26 weeks ended August 1, 2026 include a $1.4 million credit and $31.3 million of charges, respectively, related to the disposal of inventory in connection with the discontinuance of James Allen and Rocksbox as separately operated brands and the decommissioning of their respective websites. See Note 16 for additional information.
The following tables provide the Company’s total depreciation and amortization and total capital expenditures, by reportable segment, for the 13 and 26 weeks ended August 1, 2026 and August 2, 2025:

	13 weeks ended		26 weeks ended
(in millions)	August 1, 2026	August 2, 2025	August 1, 2026	August 2, 2025
Depreciation and amortization:
North America segment	$32.7	$34.4	$65.0	$68.9
International segment	2.3	2.5	4.6	4.9
Other segment	0.1	0.1	0.2	0.2
Total depreciation and amortization	$35.1	$37.0	$69.8	$74.0

Capital expenditures:
North America segment	$36.8	$22.4	$60.3	$57.6
International segment	3.6	1.6	4.6	3.0
Total capital expenditures	$40.4	$24.0	$64.9	$60.6

The following tables provide the Company’s total assets and total long-lived assets, by reportable segment, as of August 1, 2026, January 31, 2026 and August 2, 2025:

(in millions)	August 1, 2026	January 31, 2026	August 2, 2025
Total assets:
North America segment	$4,764.1	$5,098.5	$4,727.5
International segment	463.7	483.4	368.2
Other segment	92.1	83.7	92.8
Corporate and unallocated	267.9	286.5	154.3
Total assets	$5,587.8	$5,952.1	$5,342.8

Total long-lived assets (1):
North America segment	$1,480.1	$1,478.6	$1,431.1
International segment	165.3	164.1	146.3
Other segment	2.4	2.7	2.8
Total long-lived assets	$1,647.8	$1,645.4	$1,580.2
(1)    Includes property, plant and equipment, net; and operating lease right-of-use assets.
5. Shareholders’ equity
Dividends on common shares
Dividends declared on the common shares during the 26 weeks ended August 1, 2026 and August 2, 2025 were as follows:

	Fiscal 2027		Fiscal 2026
(in millions, except per share amounts)	Dividends per share	Total dividends	Dividends per share	Total dividends
First quarter	$0.35	$14.1	$0.32	$13.4
Second quarter (1)	0.35	13.8	0.32	13.3
Total	$0.70	$27.9	$0.64	$26.7
(1)    Signet’s common dividend policy results in the quarterly dividend payment date being a quarter in arrears from the declaration date. As of August 1, 2026 and August 2, 2025, there was $13.8 million and $13.3 million, respectively, of accrued dividends recorded in accrued expenses and other current liabilities in the condensed consolidated balance sheets. Accrued dividends as of August 1, 2026 and August 2, 2025 included $0.8 million and $0.3 million, respectively, related to time-based restricted stock units.
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
The Board has authorized a total of approximately $2.1 billion of repurchases to be made under the 2017 Share Repurchase Program (the “2017 Program”) as of the end of the second quarter of Fiscal 2027. During the second quarter of Fiscal 2027, the Company entered into a master confirmation and supplemental confirmation (collectively, the “ASR Agreement”), in which the Company paid a third-party financial institution $50 million to repurchase the Company’s common shares. Upon settlement, the Company received final deliveries totaling approximately 590,000 common shares. Since inception of the 2017 Program, the Company has repurchased approximately $1.8 billion of shares, with $348.0 million of shares authorized for repurchase remaining as of August 1, 2026. Subsequent to quarter end, the Board approved a further increase to the multi-year authorization under the 2017 Program bringing the total remaining authorization to approximately $700 million effective September 9, 2026.
The share repurchase activity during the 26 weeks ended August 1, 2026 and August 2, 2025 was as follows:

	26 weeks ended August 1, 2026			26 weeks ended August 2, 2025
(in millions, except per share amounts)	Shares repurchased	Amount repurchased (1)	Average repurchase price per share (1)	Shares repurchased	Amount repurchased (1)	Average repurchase price per share (1)
2017 Program	1.9	$169.9	$87.42	2.5	$149.7	$59.73
(1)    Includes amounts paid for commissions.

6. Earnings per common share (“EPS”)
Basic EPS is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. The computation of basic EPS for the 13 and 26 weeks ended August 1, 2026 and August 2, 2025 is outlined in the table below:

	13 weeks ended		26 weeks ended
(in millions, except per share amounts)	August 1, 2026	August 2, 2025	August 1, 2026	August 2, 2025
Numerator:
Net income (loss)	$52.1	$(9.1)	$83.8	$24.4
Denominator:
Weighted average common shares outstanding	39.0	41.1	39.5	41.8
EPS – basic	$1.34	$(0.22)	$2.12	$0.58
The dilutive effect of share awards represents the potential impact of outstanding awards issued under the Company’s share-based compensation plans, including time-based restricted stock units, performance-based restricted stock units, and stock options issued under the Omnibus Plan.
The computation of diluted EPS for the 13 and 26 weeks ended August 1, 2026 and August 2, 2025 is outlined in the table below:

	13 weeks ended		26 weeks ended
(in millions, except per share amounts)	August 1, 2026	August 2, 2025	August 1, 2026	August 2, 2025
Numerator:
Net income (loss)	$52.1	$(9.1)	$83.8	$24.4
Denominator:
Basic weighted average common shares outstanding	39.0	41.1	39.5	41.8
Plus: Dilutive effect of share awards	0.3	—	0.3	0.2
Diluted weighted average common shares outstanding	39.3	41.1	39.8	42.0

EPS – diluted	$1.33	$(0.22)	$2.11	$0.58
The calculation of diluted EPS excludes the following items for each respective period on the basis that their effect would be antidilutive:

	13 weeks ended		26 weeks ended
(in millions)	August 1, 2026	August 2, 2025	August 1, 2026	August 2, 2025
Share awards	—	0.3	—	—
Total antidilutive shares	—	0.3	—	—
7. Accumulated other comprehensive income (loss)
The following tables present the changes in AOCI by component and the reclassifications out of AOCI, net of tax for the 26 weeks ended August 1, 2026:

(in millions)	Foreign currency translation	Gains (losses) on available-for-sale securities	Gains (losses) on cash flow hedges	Accumulated other comprehensive loss
Balance at January 31, 2026	$(245.5)	$—	$26.3	$(219.2)
Other comprehensive income (loss) (“OCI”) before reclassifications	(7.4)	(0.1)	(13.5)	(21.0)
Amounts reclassified from AOCI to earnings	—	—	(5.8)	(5.8)
Net current period OCI	(7.4)	(0.1)	(19.3)	(26.8)
Balance at August 1, 2026	$(252.9)	$(0.1)	$7.0	$(246.0)

The amounts reclassified from AOCI to earnings were as follows for the 13 and 26 weeks ended August 1, 2026 and August 2, 2025:

	Amounts reclassified from AOCI
	13 weeks ended		26 weeks ended
(in millions)	August 1, 2026	August 2, 2025	August 1, 2026	August 2, 2025	Statement of operations caption
Losses (gains) on cash flow hedges:
Foreign currency contracts	$0.1	$(0.1)	$0.2	$—	Cost of sales (see Note 12)
Commodity contracts	(5.6)	—	(7.9)	—	Cost of sales (see Note 12)
Total before income tax	(5.5)	(0.1)	(7.7)	—
Income taxes	1.4	—	1.9	—
Total reclassifications, net of tax	$(4.1)	$(0.1)	$(5.8)	$—
8. Income taxes

	26 weeks ended
	August 1, 2026	August 2, 2025
Estimated annual effective tax rate before discrete items	22.1%	22.6%
Discrete items recognized	4.2%	29.3%
Effective tax rate recognized in statements of operations	26.3%	51.9%
During the 26 weeks ended August 1, 2026, the Company’s effective tax rate was higher than the Bermuda corporate income tax rate, primarily as a result of the unfavorable impact of foreign rate differences (primarily in the US).
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
As of August 1, 2026, there has been no material change in the amounts of unrecognized tax benefits, or the related accrued interest and penalties (where appropriate), in respect of uncertain tax positions identified and recorded as of January 31, 2026. The Company’s income tax positions are based upon interpretation of the tax laws in effect in the various countries in which Signet operates at the time the position was recognized. If these tax laws, treaties or regulations were to change, or any tax authority were to successfully challenge Signet’s assessment of the effects of such laws, treaties and regulations, a higher effective tax rate and/or higher cash tax payments may result, which could have a material impact on the Company’s results of operations or cash flows.
9. Inventories
The following table provides the components of the Company’s inventories as of August 1, 2026, January 31, 2026 and August 2, 2025:

(in millions)	August 1, 2026	January 31, 2026	August 2, 2025
Raw materials	$65.8	$52.2	$56.8
Merchandise inventories	1,893.6	1,887.9	1,929.8
Total inventories	$1,959.4	$1,940.1	$1,986.6
10. Leases
The following table provides the components of the Company’s total lease cost for the 13 and 26 weeks ended August 1, 2026 and August 2, 2025:

	13 weeks ended		26 weeks ended
(in millions)	August 1, 2026	August 2, 2025	August 1, 2026	August 2, 2025
Operating lease cost	$101.7	$96.4	$203.2	$191.8
Short-term lease cost	4.7	11.3	9.8	23.9
Variable lease cost	25.5	24.9	50.7	49.7
Sublease income	(0.4)	(0.3)	(0.7)	(0.6)
Total lease cost	$131.5	$132.3	$263.0	$264.8

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
During the second quarter of Fiscal 2026, the Company recognized total pre-tax impairment charges in the condensed consolidated statement of operations within its North America reportable segment of $69.6 million for the Digital brands reporting unit and the James Allen and Diamonds Direct trade names. The impairment charges consisted of $53.6 million for Digital brands goodwill, $13 million for the James Allen trade name and $3 million for the Diamonds Direct trade name. These impairment charges were driven primarily by the decline in long-term cash flow projections of this business, particularly in the James Allen brand due to continued challenges with assortment and its competitive position in the market. Management also determined an increase in discount rates was required to reflect the current interest rate environment at the valuation date, additional forecast risk for the Digital brands due to the challenges at James Allen noted above, and additional uncertainty related to potential tariff impacts on the business.
The Company completed its quarterly triggering event assessments and determined that no triggering events had occurred through the end of the second quarter of Fiscal 2026 requiring an interim impairment assessment for any reporting units with goodwill and indefinite-lived intangible assets.
Fiscal 2027
During the 13 weeks ended August 1, 2026, the Company completed its annual evaluation of its indefinite-lived intangible assets, including goodwill and trade names. The Company utilized the qualitative assessment for all reporting units and trade names, except for the Diamonds Direct reporting unit and trade name, as well as the Piercing Pagoda trade name, for which quantitative assessments were utilized. Through the qualitative assessments performed, the Company did not identify any events or conditions that would indicate that it was more likely than not that the carrying values of the reporting units and indefinite-lived trade names exceeded their fair values.
As part of the quantitative assessments, management reevaluated its long-term cash flow projections, primarily related to sales growth, for both Diamonds Direct and Piercing Pagoda. Based on the results of these quantitative impairment assessments, the Company determined that no impairment was required for the Diamonds Direct reporting unit or for the Piercing Pagoda indefinite-lived trade name, as the estimated fair values exceeded the carrying values. During the second quarter of Fiscal 2027, the Company recognized a pre-tax impairment charge in the condensed consolidated statement of operations within its North America reportable segment related to the Diamonds Direct trade name of $19 million as its carrying value exceeded its estimated fair value.
The Company completed its quarterly triggering event assessments and determined that no triggering events had occurred through the end of the second quarter of Fiscal 2027 that would require an interim impairment assessment for any reporting units with goodwill and indefinite-lived intangible assets.
Management noted uncertainties exist related to the macroeconomic environment in the US and abroad, including energy prices, tariffs, economic and tax policy, affordability and interest rates. These factors could unfavorably impact the cost of the Company’s products, consumer confidence and discretionary spending, and thus may also have an impact on the key assumptions used to estimate fair value, such as sales trends, margin trends, long-term growth rates and discount rates. These factors could also negatively affect the share price of the Company’s common stock. An increase in the discount rate and/or a further softening of sales and operating income trends for any of the Company’s reporting units or related trade names, particularly during peak selling seasons, could result in a decline in the estimated fair values of the indefinite-lived intangible assets, including goodwill, which could result in future material impairment charges.

Goodwill
The following table summarizes the Company’s goodwill by reportable segment:

(in millions)	North America
Balance at January 31, 2026 (1)	$428.4
Acquisitions (2)	5.4
Balance at August 1, 2026 (1)	$433.8
(1)    The carrying amount of goodwill is presented net of accumulated impairment losses of $902.1 million as of August 1, 2026 and January 31, 2026.
(2)    The change in goodwill during the period is due to the acquisition of The Clear Cut on June 1, 2026 and is based on a preliminary purchase price allocation.
Intangibles
Definite-lived and indefinite-lived intangible assets consist primarily of trade names and are recorded within intangible assets, net, on the condensed consolidated balance sheets. Intangible liabilities, net consists of unfavorable contracts and are recorded within accrued expenses and other current liabilities on the condensed consolidated balance sheets.
The following table provides additional detail regarding the composition of intangible assets and liabilities as of August 1, 2026, January 31, 2026 and August 2, 2025:

	August 1, 2026			January 31, 2026			August 2, 2025
(in millions)	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Intangible assets, net:
Definite-lived intangible assets	$8.8	$(6.6)	$2.2	$8.8	$(6.4)	$2.4	$8.8	$(6.2)	$2.6
Indefinite-lived intangible assets (1)	264.7	—	264.7	284.0	—	284.0	288.9	—	288.9
Total intangible assets, net	$273.5	$(6.6)	$266.9	$292.8	$(6.4)	$286.4	$297.7	$(6.2)	$291.5

Intangible liabilities, net	$—	$—	$—	$(38.0)	$38.0	$—	$(38.0)	$37.1	$(0.9)
(1)    The change in the indefinite-lived intangible asset balances during the periods presented was primarily due to the trade name impairment charges recorded during the second quarter of Fiscal 2027 as described above, as well as the fourth quarter of Fiscal 2026.
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
The following types of derivative financial instruments are utilized by the Company to mitigate certain risk exposures related to changes in foreign exchange rates and commodity prices:
Foreign currency exchange forward contracts (designated) — These contracts are entered into to limit the impact of movements in foreign exchange rates on forecasted foreign currency purchases. The total notional amount of these foreign currency contracts outstanding as of August 1, 2026 was $19.5 million (January 31, 2026 and August 2, 2025: $15.4 million and $23.1 million, respectively). These contracts have been designated as cash flow hedges and will be settled over the next 11 months (January 31, 2026 and August 2, 2025: 11 months and 12 months, respectively).
Foreign currency exchange forward contracts (undesignated) — Foreign currency contracts not designated as cash flow hedges are used to limit the impact of movements in foreign exchange rates on recognized foreign currency payables and to hedge currency flows through Signet’s bank accounts to mitigate Signet’s exposure to foreign currency exchange risk in its cash and borrowings. The total notional amount of these foreign currency contracts outstanding as of August 1, 2026 was $84.4 million (January 31, 2026 and August 2, 2025: $100.8 million and $123.7 million, respectively).
Commodity forward contracts (designated) — The Company has exposure to movements in the price of the underlying precious metal raw material components of the products sold by Signet. Signet’s policy is to reduce the impact of precious metal commodity price volatility, such as gold, on operating results through the use of outright forward purchases of, or by entering into options to purchase, precious metals within treasury guidelines approved by the Company’s Chief Operating and Financial Officer. In particular, when price and volume warrant such actions, Signet undertakes hedging of its requirements for gold through the use of forward purchase contracts or option contracts. Signet began hedging its exposure to gold prices during the second quarter of Fiscal 2026. The total notional amount of these forward contracts outstanding as of August 1, 2026 was approximately 29,000 ounces of gold (January 31,

2026 and August 2, 2025: 35,000 ounces and 16,000 ounces, respectively). These contracts have been designated as cash flow hedges and will be settled over the next 11 months (January 31, 2026 and August 2, 2025: 11 months).
The bank counterparties to the derivative instruments expose the Company to credit-related losses in the event of their non-performance. To mitigate that risk, the Company only contracts with counterparties that meet certain minimum requirements under its counterparty risk assessment process. As of August 1, 2026, the Company believes that this credit risk did not materially change the fair value of the derivative instruments.
The following table summarizes the fair value and presentation of derivative instruments in the condensed consolidated balance sheets as of August 1, 2026, January 31, 2026 and August 2, 2025:

	Fair value of derivative assets
(in millions)	Balance sheet location	August 1, 2026	January 31, 2026	August 2, 2025
Derivatives designated as hedging instruments:
Foreign currency contracts	Other current assets	$—	$—	$0.3
Commodity contracts	Other current assets	—	26.8	—
		—	26.8	0.3
Derivatives not designated as hedging instruments:
Foreign currency contracts	Other current assets	0.5	0.7	—
Total derivative assets		$0.5	$27.5	$0.3

	Fair value of derivative liabilities
(in millions)	Balance sheet location	August 1, 2026	January 31, 2026	August 2, 2025
Derivatives designated as hedging instruments:
Foreign currency contracts	Other current liabilities	$(0.2)	$(0.4)	$(0.2)
Commodity contracts	Other current liabilities	(10.8)	(0.6)	—
		(11.0)	(1.0)	(0.2)
Derivatives not designated as hedging instruments:
Foreign currency contracts	Other current liabilities	—	—	(1.6)
Total derivative liabilities		$(11.0)	$(1.0)	$(1.8)
Derivatives designated as cash flow hedges
The following table summarizes the pre-tax gains (losses) recorded in AOCI for derivatives designated in cash flow hedging relationships as of August 1, 2026, January 31, 2026 and August 2, 2025:

(in millions)	August 1, 2026	January 31, 2026	August 2, 2025
Foreign currency contracts	$(0.3)	$(0.6)	$(0.3)
Commodity contracts	9.8	35.8	—
Gains (losses) recorded in AOCI	$9.5	$35.2	$(0.3)
The following tables summarize the effect of derivative instruments designated as cash flow hedges on OCI and the condensed consolidated statements of operations for the 13 and 26 weeks ended August 1, 2026 and August 2, 2025:
Foreign currency contracts

		13 weeks ended		26 weeks ended
(in millions)	Statement of operations caption	August 1, 2026	August 2, 2025	August 1, 2026	August 2, 2025
(Losses) gains recorded in AOCI, beginning of period		$(0.5)	$(0.4)	$(0.6)	$0.4
Current period gains (losses) recognized in OCI		0.1	0.2	0.1	(0.7)
Losses (gains) reclassified from AOCI to net income	Cost of sales (1)	0.1	(0.1)	0.2	—
Losses recorded in AOCI, end of period		$(0.3)	$(0.3)	$(0.3)	$(0.3)

Commodity contracts

		13 weeks ended		26 weeks ended
(in millions)	Statement of operations caption	August 1, 2026	August 2, 2025	August 1, 2026	August 2, 2025
Gains recorded in AOCI, beginning of period		$32.6	$—	$35.8	$—
Current period losses recognized in OCI		(17.2)	—	(18.1)	—
Gains reclassified from AOCI to net income	Cost of sales (1)	(5.6)	—	(7.9)	—
Gains recorded in AOCI, end of period		$9.8	$—	$9.8	$—
(1)    Refer to the condensed consolidated statements of operations for total amounts of each financial statement caption impacted by cash flow hedges.
There were no discontinued cash flow hedges during the 26 weeks ended August 1, 2026 and August 2, 2025 as all forecasted transactions are expected to occur as originally planned. As of August 1, 2026, based on current valuations, the Company expects approximately $13.8 million of net pre-tax derivative gains to be reclassified out of AOCI into earnings within the next 12 months.
Derivatives not designated as cash flow hedges
The following table summarizes the gains (losses) recognized from the Company’s derivatives instruments not designated as cash flow hedges within other operating expense, net in the condensed consolidated statements of operations for the 13 and 26 weeks ended August 1, 2026 and August 2, 2025:

	13 weeks ended		26 weeks ended
(in millions)	August 1, 2026	August 2, 2025	August 1, 2026	August 2, 2025
Foreign currency contracts	$(3.1)	$(0.8)	$(3.7)	$4.4
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
Level 1—quoted market prices in active markets for identical assets and liabilities
Level 2—observable market based inputs or unobservable inputs that are corroborated by market data
Level 3—unobservable inputs that are not corroborated by market data
The Company determines fair value based upon quoted prices when available or through the use of alternative approaches, such as discounting the expected cash flows using market interest rates commensurate with the credit quality and duration of the investment. The methods used by the Company to determine fair value on an instrument-specific basis as of August 1, 2026, January 31, 2026 and August 2, 2025 are detailed below:

	August 1, 2026			January 31, 2026			August 2, 2025
(in millions)	Carrying Value	Level 1	Level 2	Carrying Value	Level 1	Level 2	Carrying Value	Level 1	Level 2
Assets:
US Treasury securities	$5.3	$5.3	$—	$5.4	$5.4	$—	$5.4	$5.4	$—
Foreign currency contracts	0.5	—	0.5	0.7	—	0.7	0.3	—	0.3
Commodity contracts	—	—	—	26.8	—	26.8	—	—	—
Total assets	$5.8	$5.3	$0.5	$32.9	$5.4	$27.5	$5.7	$5.4	$0.3

Liabilities:
Foreign currency contracts	$(0.2)	$—	$(0.2)	$(0.4)	$—	$(0.4)	$(1.8)	$—	$(1.8)
Commodity contracts	(10.8)	—	(10.8)	(0.6)	—	(0.6)	—	—	—
Total liabilities	$(11.0)	$—	$(11.0)	$(1.0)	$—	$(1.0)	$(1.8)	$—	$(1.8)

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
Goodwill and other indefinite-lived intangible assets are evaluated for impairment annually or more frequently if events or conditions were to indicate the carrying value of a reporting unit or an indefinite-lived intangible asset may be greater than its fair value. As described in Note 11, during the second quarters of Fiscal 2027 and Fiscal 2026, the Company performed annual impairment assessments on a quantitative basis for certain reporting units and indefinite-lived intangible assets as of May 30, 2026 and May 31, 2025, respectively. The fair values used in these assessments were calculated using a combination of the income and market approaches for the reporting units and the relief from royalty method for the indefinite-lived intangible assets. The fair values are Level 3 valuations based on certain unobservable inputs, including estimated sales growth, projected cash flows, discount rates, comparable company earnings multiples, and royalty rates, aligned with market-based assumptions. These unobservable inputs would be utilized by market participants in valuing these assets or prices of similar assets. See Note 11 for additional information.
As described further in Note 15, the Company determined there was an other-than-temporary decline in the fair value of its investment in Sasmat, which is accounted for under the equity method. In order to determine the fair value of this investment and allowance for credit losses on the Company’s loans receivable from Sasmat, the Company used a contingent claims approach to estimate the amount of assets that would be available to both the debt and equity holders of the entity. This valuation utilized primarily Level 3 inputs, and included an option valuation model to estimate the allowance for credit losses on the loans, as well as estimate the residual value, if any, that would be available to the equity holders.
The carrying amounts of cash and cash equivalents, other current assets, accounts payable, accrued expenses and other current liabilities, and income taxes approximate fair value because of the short-term maturity of these amounts.
14. Warranty reserve
Certain brands within the North America reportable segment provide a product lifetime diamond guarantee provided that six-month inspections are performed and certified by an authorized store representative. Provided the customer has complied with the six-month inspection policy, the Company will replace, at no cost to the customer, any stone that chips, breaks or is lost from its original setting during normal wear. The Company estimates the warranty accrual based on the lag of actual claims experience and the costs of such claims, inclusive of labor and material. A similar product lifetime guarantee is also provided on color gemstones. The warranty reserve for diamond and gemstone guarantees, included in accrued expenses and other current liabilities and other liabilities - non-current, is as follows:

	13 weeks ended		26 weeks ended
(in millions)	August 1, 2026	August 2, 2025	August 1, 2026	August 2, 2025
Warranty reserve, beginning of period	$34.2	$36.2	$34.2	$39.0
Warranty expense	1.2	1.7	3.2	1.1
Utilized (1)	(2.2)	(2.4)	(4.2)	(4.6)
Warranty reserve, end of period	$33.2	$35.5	$33.2	$35.5
(1)     Includes impact of foreign exchange translation.

(in millions)	August 1, 2026	January 31, 2026	August 2, 2025
Disclosed as:
Accrued expenses and other current liabilities	$8.5	$8.8	$9.2
Other liabilities - non-current	24.7	25.4	26.3
Total warranty reserve	$33.2	$34.2	$35.5

15. Other income and expenses
The following table provides the components of other operating expense, net for the 13 and 26 weeks ended August 1, 2026 and August 2, 2025:

	13 weeks ended		26 weeks ended
(in millions)	August 1, 2026	August 2, 2025	August 1, 2026	August 2, 2025
Restructuring and related charges (1)	$(1.8)	$(2.8)	$(9.3)	$(21.8)
Other	—	(0.8)	(1.0)	(3.3)
Other operating expense, net	$(1.8)	$(3.6)	$(10.3)	$(25.1)
(1)     See Note 16 for additional information.
The following table provides the components of other non-operating (expense) income, net for the 13 and 26 weeks ended August 1, 2026 and August 2, 2025:

	13 weeks ended		26 weeks ended
(in millions)	August 1, 2026	August 2, 2025	August 1, 2026	August 2, 2025
Impairment of equity method investment and loans receivable (1)	$(19.2)	$—	$(19.2)	$—
Other	2.3	2.4	2.6	(0.9)
Other non-operating (expense) income, net	$(16.9)	$2.4	$(16.6)	$(0.9)
(1)     See information below related to the impairment of the Sasmat investment and loans receivable.
During Fiscal 2023, the Company acquired a 25% interest in Sasmat Retail, S.L. (“Sasmat”) for $17.1 million. Sasmat is a Spanish jewelry retailer that operates through both online and brick and mortar retail operations. The Company applied the equity method of accounting to the Sasmat investment. During Fiscal 2026 and Fiscal 2025, the Company provided loans to Sasmat totaling $2.0 million and $8.4 million, respectively. The equity method investment and loans receivable are recorded in other assets in the condensed consolidated balance sheets.
During the second quarter of Fiscal 2027, the Company observed a sustained decline in the performance trends and financial outlook of Sasmat. As a result, the Company evaluated the investment for impairment and determined the decline in value was other than temporary. Based on this assessment, the Company estimated the investment to have no remaining fair value, and thus the Company recorded an impairment charge of $12.9 million during the second quarter of Fiscal 2027 for the remaining carrying value of the investment. This charge was recorded to other non-operating (expense) income, net in the condensed consolidated statements of operations.
In conjunction with this assessment, the Company evaluated the collectibility of its loans receivable from Sasmat. Based on the estimate of current expected credit losses, including Sasmat’s financial condition and outlook, the Company recorded a $6.3 million provision for credit losses during the second quarter of Fiscal 2027. The provision was recorded to other non-operating (expense) income, net in the condensed consolidated statements of operations. Following the recognition of the allowance for credit losses, the net carrying value of the loans receivable was $4.1 million.
16. Restructuring
During the first quarter of Fiscal 2026, the Company announced its new corporate strategy, Grow Brand Love. In connection with this strategic transformation, the Company reorganized its brand structure and certain functional areas primarily within its North America reportable segment, and the Company is optimizing its store fleet by exiting underperforming stores and repositioning stores from declining venues (the “Plan”). As a result of the Plan, the Company expects to incur restructuring and related costs, primarily consisting of severance and other employee-related costs, contract termination costs, and store closure costs, including inventory write-downs, asset disposals and asset impairment charges.
Restructuring and related charges of $1.8 million and $9.3 million were recognized during the 13 and 26 weeks ended August 1, 2026, respectively, and $2.8 million and $21.8 million was recognized during the 13 and 26 weeks ended August 2, 2025, respectively. Charges primarily related to severance and other employee-related costs, as well as store closure costs. The Company had accrued restructuring charges related to the Plan of $4.3 million as of August 1, 2026 (January 31, 2026 and August 2, 2025: $10.2 million and $14.5 million, respectively), primarily for severance, which are included in accrued expenses and other current liabilities in the condensed consolidated balance sheets.

The following table summarizes the restructuring and related charges incurred for the Plan, which are recorded within other operating expense, net in the condensed consolidated statements of operations for the 13 and 26 weeks ended August 1, 2026 and August 2, 2025, as well as the cumulative amount incurred under the Plan through August 1, 2026:

	13 weeks ended		26 weeks ended		Cumulative amount
(in millions)	August 1, 2026	August 2, 2025	August 1, 2026	August 2, 2025	August 1, 2026
Employee-related costs	$0.9	$1.4	$3.6	$19.6	$26.3
Store closure and other costs	0.9	1.4	5.7	2.2	9.5
Total Plan expenses	$1.8	$2.8	$9.3	$21.8	$35.8
The following table summarizes the activity related to Plan liabilities for Fiscal 2027:

(in millions)	Employee-related costs	Store closure and other costs	Total
Balance at January 31, 2026	$10.2	$—	$10.2
Payments and other adjustments	(9.5)	(5.7)	(15.2)
Charged to expense	3.6	5.7	9.3
Balance at August 1, 2026	$4.3	$—	$4.3
In addition to the charges described above, the Company recognized a $1.4 million credit and $31.3 million of charges for inventory write-downs during the 13 and 26 weeks ended August 1, 2026, respectively. These charges are associated with the disposal of inventory in connection with the discontinuance of James Allen and Rocksbox as separately operated brands and the decommissioning of their respective websites as these brands are transitioned to collections within remaining brands as part of the initiatives under the Plan. These charges are recorded within cost of sales in the condensed consolidated statements of operations. The Company also incurred asset impairment charges of $0.3 million and $1.8 million during the 13 and 26 weeks ended August 1, 2026, respectively, and $10.2 million and $13.4 million during the 13 and 26 weeks ended August 2, 2025, respectively, as a result of the Plan. These charges were incurred primarily for store assets and cloud computing arrangements, which are recorded within asset impairments, net in the condensed consolidated statements of operations. The cumulative amount of asset impairment charges incurred under the Plan totaled $18.5 million as of August 1, 2026.
Total estimated costs related to the Plan are expected to range from approximately $90 million to $100 million, including approximately $55 million to $60 million of estimated non-cash charges primarily for inventory write-downs, asset disposals and impairments. The Company expects the Plan will be substantially completed by the end of Fiscal 2027.
17. Supplier finance program
The Company entered into a supplier finance program during Fiscal 2024. Under this program, a financial intermediary acts as the Company’s paying agent with respect to accounts payable due to certain suppliers. The Company agrees to pay the financial intermediary the stated amount of the confirmed invoices from the designated suppliers on the original maturity dates of the invoices. The supplier finance program enables Company suppliers to be paid by the financial intermediary earlier than the due date on the applicable invoice. The Company negotiates payment terms directly with its suppliers for the purchase of goods and services. No guarantees or collateral are provided by the Company under the supplier finance program. As of August 1, 2026, the Company had $6.4 million of confirmed invoices outstanding under the supplier finance program (January 31, 2026 and August 2, 2025: $9.0 million and $8.2 million, respectively). All activity related to the supplier finance program is included in accounts payable in the condensed consolidated balance sheets and within operating activities in the condensed consolidated statements of cash flows.
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
This management's discussion and analysis provides comparisons of material changes in the condensed consolidated financial statements for the 13 and 26 weeks ended August 1, 2026 and August 2, 2025.
FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains statements which are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based upon management's beliefs and expectations as well as on assumptions made by and data currently available to management, appear in a number of places throughout this document and include statements regarding, among other things, results of operations, financial condition, liquidity, prospects, growth, strategies and the industry in which we operate. The use of the words “guidance,” “expects,” “continue,” “intends,” “anticipates,” “enhance,” “estimates,” “predicts,” “believes,” “could,” “should,” “potential,” “may,” “preliminary,” “forecast,” “objective,” “opportunity,” “plan,” “progress,” “strategy,” “target,” or “will” and other similar expressions are intended to identify forward-looking statements. These forward-looking statements are not guarantees of future performance and are subject to a number of risks and uncertainties which could cause the actual results to not be realized, including, but not limited to: executing or optimizing major business or strategic initiatives, such as expansion of the services business or realizing the benefits of our restructuring plans or transformation strategies, including those that the Company may develop in the future; attracting and retaining key executive talent during periods of leadership transition, such as the recent changes in our senior leadership from the reorganization under our Grow Brand Love strategy; the failure to adequately mitigate the impact of existing tariffs and/or the imposition of additional duties, tariffs, taxes and other charges or other barriers to trade or impacts from trade relations; impacts of US government shutdowns on consumer spending; difficulty or delay in executing or integrating an acquisition; the impact of the conflicts in the Middle East on financial markets and consumer spending, such as from the impact of higher oil and gas prices, as well as on the operations of our quality control and technology centers in Israel; the negative impacts that public health crisis, disease outbreak, epidemic or pandemic has had, and could have in the future, on our business, financial condition, profitability and cash flows; risks relating to shifts in consumer spending away from the jewelry category or away from the cultural customs of expressing commitments through engagements and weddings; trends toward more experiential purchases such as travel; general economic or market conditions, including impacts of inflation or other pricing environment factors on our merchandise costs or other operating costs; a prolonged slowdown in the growth of the jewelry market or a recession in the overall economy; financial market risks; a decline in consumer discretionary spending or deterioration in consumer financial position; disruptions in our supply chain; our ability to attract and retain labor; changes to regulations relating to customer credit; disruption in the availability of credit for customers and customer inability to meet credit payment obligations, which has occurred and may continue to deteriorate; our ability to achieve the benefits related to the outsourcing of the credit portfolio, including the impacts of technology disruptions and/or disruptions arising from changes to or termination of the relevant outsourcing agreements, as well as a potential increase in credit costs due to the current interest rate environment; deterioration in the performance of individual businesses or of the Company’s market value relative to its book value, resulting in further impairments of long-lived assets or intangible assets or other adverse financial consequences; the volatility of our stock price; the impact of financial covenants, credit ratings or interest volatility on our ability to borrow; our ability to maintain adequate levels of liquidity for our cash needs, including debt obligations, payment of dividends, planned share repurchases (including execution of accelerated share repurchases and the payment of related excise taxes) and capital expenditures as well as the ability of our customers, suppliers and lenders to access sources of liquidity to provide for their own cash needs; potential regulatory changes; future legislative and regulatory requirements in the US and globally relating to climate change, including any new climate related disclosure or compliance requirements, such as those issued in the state of California; exchange rate fluctuations; the cost, availability of and demand for diamonds, gold and other precious metals, including any impact on the global market supply of diamonds due to the ongoing conflicts in the Middle East, the potential sale or divestiture of the De Beers Diamond Company and its natural diamond mining operations by parent company Anglo-American plc, and the ongoing Russia-Ukraine conflict or related sanctions; stakeholder reactions to disclosure regarding the source and use of certain minerals; scrutiny or detention of goods produced in certain territories resulting from trade restrictions; seasonality of our business; the merchandising, pricing and inventory policies followed by us and our ability to manage inventory levels; our relationships with suppliers including the ability to continue to utilize extended payment terms and the ability to obtain merchandise that customers wish to purchase; the level of competition and promotional activity in the jewelry sector; our ability to optimize our multi-year strategy to gain market share, expand and improve existing services, innovate and achieve sustainable, long-term growth; the maintenance and continued innovation of our OmniChannel retailing and ability to increase digital sales, as well as management of digital marketing costs; failure to anticipate and keep pace with changing fashion trends; changes in the costs, retail prices, supply and consumer acceptance of, and demand for gem quality lab-grown diamonds and adequate identification of the use of substitute products in our jewelry; ability to execute successful marketing programs and manage social media; the ability to optimize our real estate footprint, including operating in attractive trade areas and effectively monitoring changes in consumer traffic in mall locations; the performance of and ability to recruit, train, motivate and retain qualified team members - particularly store associates in regions experiencing low unemployment rates; management of social, ethical and environmental risks; ability to deliver on our corporate sustainability goals or our environmental, social and governance goals; the reputation of Signet and its brands; inadequacy in and disruptions to internal controls and systems, including related to the migration to new information technology systems which impact financial reporting; risks associated with the Company’s and its third-party service providers’ use of artificial intelligence; security breaches and other disruptions to our or our third-party providers’ information technology infrastructure and databases; an adverse development in legal or regulatory proceedings or tax matters, including any new claims or litigation brought by employees, suppliers, consumers or shareholders, regulatory initiatives or investigations, assessments or penalties levied by tax authorities, and ongoing compliance with regulations and any consent orders or other legal or regulatory decisions; failure to comply with labor regulations; collective bargaining activity; changes in corporate taxation rates, laws, rules or practices in the US and other jurisdictions in which our subsidiaries are incorporated, including developments related to the tax treatment of companies engaged in internet commerce or deductions associated with payments to foreign related parties that are subject to a low effective tax rate; risks related to international laws and Signet being domiciled in Bermuda; risks relating to the outcome of pending litigation; our ability to protect our intellectual property or assets including cash which could be affected by failure of a financial institution or conditions affecting the banking system and financial markets as a whole; changes in assumptions used in making accounting estimates relating to items such as extended service plans or asset impairments; or the impact of weather-related incidents, natural disasters, organized crime or theft, increased security costs, strikes, protests, riots or terrorism, or acts of war (including the ongoing Russia-Ukraine and conflicts in the Middle East).
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
OVERVIEW
Signet Jewelers Limited (“Signet” or the “Company”) is a specialty jewelry retailer incorporated in Bermuda. The Company operated 2,534 retail locations as of August 1, 2026, which when combined with the Company’s digital capabilities, provides customers the opportunity to use both online and in-store experiences as part of their shopping journey. Signet manages its business by geography, a description of which follows:
•The North America reportable segment operates seven brands, with the majority operating through both online and brick and mortar retail operations. As previously announced, the James Allen brand transitioned to a proprietary collection within the Blue Nile website during May 2026. The segment had 2,191 locations in the US and 91 locations in Canada as of August 1, 2026.
◦In the US, the segment primarily operates under the following brands: Kay (Kay Jewelers and Kay Outlet); Zales (Zales Jewelers and Zales Outlet); Jared (Jared Jewelers and Jared Vault); Blue Nile; Diamonds Direct; and Banter by Piercing Pagoda.
◦In Canada, the segment operates under the Peoples brand (Peoples Jewellers).
•The International reportable segment had 252 locations in the UK and Republic of Ireland as of August 1, 2026, and maintains an online retail presence for its brands, H.Samuel and Ernest Jones.
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
Grow Brand Love strategy
In Fiscal 2026, the Company launched its transformative Grow Brand Love strategy, which focuses on driving sustainable growth and builds on a strong core foundation to create shareholder value. In addition, this strategy emphasizes style and product innovation, captivating customer experiences, and brand loyalty while harnessing centralized core capabilities. In Fiscal 2027, we are applying the learnings from year one to refine each of the strategy’s imperatives. The three strategic imperatives of the Grow Brand Love framework have evolved in Fiscal 2027 into: brand distinction; unlocking portfolio value; and strengthening our operating model. The Grow Brand Love strategy is further described in the Purpose and Strategy section within Item 1 of Signet’s Fiscal 2026 Annual Report on Form 10-K filed with the SEC on March 19, 2026.
Overall performance - Second quarter Fiscal 2027
Signet’s total sales decreased by 0.5% during the second quarter of Fiscal 2027 compared to the same period in Fiscal 2026. The Company saw positive same stores sales growth of 2.2% during the quarter, led by growth in both bridal and services. Same store sales in second quarter excluded James Allen and Blue Nile due to the impacts of the transition and repositioning of the James Allen brand into Blue Nile in May. Merchandise average unit retail (“AUR”) grew mid single-digits in both the bridal and fashion categories. During the second quarter of Fiscal 2027, AUR was up 7.8% in the North America reportable segment and up 3.8% in the International reportable segment compared to the second quarter of Fiscal 2026. Same store sales in the International reportable segment were up 6.0% in the second quarter.

Refer to the “Results of Operations” section below for additional information on performance during the second quarter of Fiscal 2027.
Fiscal 2027 Outlook
The Company anticipates same store sales in the range of flat to up 2.5% for Fiscal 2027. This range is driven by the performance during the first half of the year and accelerating brand equity initiatives, including brand relaunches, merchandise refreshes, transforming our marketing playbook and customer experience redesigns. As noted above, the Company has excluded the James Allen and Blue Nile brands from the estimate of same store sales beginning in the second quarter of Fiscal 2027, following the transition and repositioning of the James Allen brand into Blue Nile in May. The Company expects to build on Kay’s strong foundation with the new “Love All In” creative platform, bringing a fresh expression of love to the Kay customer experience. The Company also is leaning further into social media as a way to build emotional connections with customers with stronger storytelling to drive stronger brand engagement. The Company is sharpening its go-to-market strategy for each of its largest brands, and we will be taking actions to improve the customer experience, both in-store and online. The recent redesign launches, specifically for Kay and Jared, create a foundation for digital growth by including deeper personalization, agentic discovery, and greater omnichannel connectivity.
The Company continues to closely monitor ongoing activities related to changes to US economic policy, including impacts from both taxes and tariffs. As previously disclosed, we were able to mitigate the majority of the higher tariffs announced in Fiscal 2026 through strategic sourcing initiatives by working with vendors to maximize production timing and country of origin, as well as by value engineering merchandise at the right price points. In February 2026, the US Supreme Court issued a decision invalidating the broad-based tariffs imposed under IEEPA, and the Court of International trade has ordered CBP to refund the tariffs directly incurred by the Company imposed under IEEPA. Beginning in Fiscal 2027, the Company submitted our claim for refunds of the IEEPA tariffs previously paid through the CBP portal established to process such claims. The Company applied a gain contingency model to determine the timing of recognition of the refunds of the previously paid IEEPA tariffs, and thus has recognized the refunds as they become realized or realizable based on the approval status in the CBP portal. As of the end of the second quarter of Fiscal 2027, the Company has received approximately $20 million of refunds for tariffs previously paid. However, we have not forecasted any material impact of future expected refunds, nor have we forecasted the impact of potential new tariffs that may be assessed.
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

RESULTS OF OPERATIONS
Comparison of Second Quarter Fiscal 2027 to Second Quarter Fiscal 2026

	Second Quarter				Year to Date
	Fiscal 2027		Fiscal 2026		Fiscal 2027		Fiscal 2026
(in millions)	$	% of sales	$	% of sales	$	% of sales	$	% of sales
Merchandise and other sales	$1,328.9	87.0%	$1,342.8	87.5%	$2,681.3	87.0%	$2,693.1	87.5%
Service sales	199.2	13.0	192.3	12.5	400.4	13.0	383.6	12.5
Total sales	1,528.1	100.0	1,535.1	100.0	3,081.7	100.0	3,076.7	100.0
Cost of sales	(925.7)	(60.6)	(943.2)	(61.4)	(1,922.8)	(62.4)	(1,886.0)	(61.3)
Gross margin	602.4	39.4	591.9	38.6	1,158.9	37.6	1,190.7	38.7
Selling, general and administrative expenses	(493.6)	(32.3)	(505.3)	(32.9)	(1,003.2)	(32.6)	(1,031.3)	(33.5)
Asset impairments, net	(19.5)	(1.3)	(80.2)	(5.2)	(21.0)	(0.7)	(83.4)	(2.7)
Other operating expense, net	(1.8)	(0.1)	(3.6)	(0.2)	(10.3)	(0.3)	(25.1)	(0.8)
Operating income	87.5	5.7	2.8	0.2	124.4	4.0	50.9	1.7
Interest income (expense), net	2.3	0.2	(0.1)	—	5.9	0.2	0.7	—
Other non-operating (expense) income, net	(16.9)	(1.1)	2.4	0.2	(16.6)	(0.5)	(0.9)	—
Income before income taxes	72.9	4.8	5.1	0.3	113.7	3.7	50.7	1.6
Income taxes	(20.8)	(1.4)	(14.2)	(0.9)	(29.9)	(1.0)	(26.3)	(0.9)
Net income (loss)	$52.1	3.4%	$(9.1)	(0.6)%	$83.8	2.7%	$24.4	0.8%
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

Second quarter sales
Signet's total sales decreased 0.5% year over year to $1.53 billion in the 13 weeks ended August 1, 2026. Total sales were negatively impacted primarily by the decommissioning of the James Allen website and transition into Blue Nile in May. Same store sales increased 2.2% compared to the prior year second quarter. The same store sales growth reflects increases from our three largest brands - Kay, Zales and Jared - and strong performance in the UK. AUR grew 6.4% compared to the prior year second quarter despite a decrease in the number of units sold partially because of strength in the higher-end consumer and better performance at higher price points.
Signet’s e-commerce sales in the second quarter of Fiscal 2027 were $300.0 million, down $17.6 million or 5.5%, compared to $317.6 million in the prior year second quarter. This decrease was primarily due to the decommissioning of the James Allen website. E-commerce sales accounted for 19.6% of second quarter sales, down compared to 20.7% of total sales in the prior year second quarter. Brick and mortar same store sales increased 2.3% from the prior year second quarter.
The breakdown of the second quarter sales performance by reportable segment is set out in the table below:

	Change from previous year
Second Quarter of Fiscal 2027	Same store sales (1)	Non-same store sales, net	Total sales at constant exchange rate	Exchange translation impact	Total sales as reported	Total reported sales (in millions)
North America reportable segment	1.9%	(1.7)%	0.2%	(0.1)%	0.1%	$1,428.3
International reportable segment	6.0%	(0.2)%	5.8%	(0.6)%	5.2%	96.6
Other reportable segment (2)	nm	nm	nm	nm	nm	3.2
Signet	2.2%	(2.6)%	(0.4)%	(0.1)%	(0.5)%	$1,528.1
(1)    Blue Nile and James Allen sales have been excluded from the calculation of same store sales beginning in the second quarter of Fiscal 2027 to reflect the transition of those brands.
(2)    Includes sales from Signet’s diamond sourcing operation.
nm Not meaningful.
North America sales
The North America reportable segment’s total sales were $1.43 billion, flat to the prior year quarter. Same store sales increased 1.9% compared to the prior year second quarter. The same store sales increase reflects the focus on our three largest brands across all categories as described above. The same store sales performance was offset by the decline in reported sales from James Allen due to the decommissioning of the website and transition to Blue Nile in second quarter. Assortment improvements across the bridal and fashion categories drove strong AUR growth of 7.8% compared to the prior year second quarter despite the number of units sold having decreased 8.3% year over year.
International sales
The International reportable segment’s total sales increased 5.2%, or 5.8% at constant exchange rates, to $96.6 million compared to $91.8 million in the prior year quarter. The number of units sold increased 2.0% and AUR increased 3.8% year over year. Same store sales increased 6.0% compared to the prior year second quarter. The increase in total sales at constant exchange rates was slightly lower than the increase in same store sales due to store closures.
Year to date sales
Signet’s total year to date sales increased 0.2% year over year to $3.08 billion in the 26 weeks ended August 1, 2026. Same store sales increased 2.0% to the prior year. As previously described above, total sales were negatively impacted by the underperformance of the James Allen brand and the decommissioning of its stand alone website in May. Same store sales growth was driven by increases at our three largest brands as further described above. AUR grew 5.4% compared to the prior year despite a decrease in the number of units sold partially because of strength in the higher-end consumer and better performance at higher price points.
Signet’s year to date e-commerce sales were $622.1 million, down $34.2 million or 5.2%, compared to $656.3 million in the prior year. This decrease was primarily due to the decommissioning of the James Allen website. E-commerce sales accounted for 20.2% of year to date sales, down slightly from 21.3% of total sales in the prior year. Brick and mortar same store sales increased 3.1% from the prior year.

The breakdown of the year to date sales performance by reportable segment is set out in the table below:

	Change from previous year
Year to date Fiscal 2027	Same store sales (1)	Non-same store sales, net	Total sales at constant exchange rate	Exchange translation impact	Total sales as reported	Total reported sales (in millions)
North America reportable segment	1.7%	(1.2)%	0.5%	—%	0.5%	$2,891.3
International reportable segment	5.8%	(0.5)%	5.3%	1.8%	7.1%	184.1
Other reportable segment (2)	nm	nm	nm	nm	nm	6.3
Signet	2.0%	(2.0)%	—%	0.2%	0.2%	$3,081.7
(1)    Blue Nile and James Allen sales have been excluded from the calculation of same store sales beginning in the second quarter of Fiscal 2027 to reflect the transition of those brands.
(2)    Includes sales from Signet’s diamond sourcing operation.
nm Not meaningful.
North America sales
The North America reportable segment’s total sales were $2.89 billion compared to $2.88 billion in the prior year, or an increase of 0.5%. Same store sales increased 1.7% compared to the prior year. The same store sales increase reflects the focus on our three largest brands across all categories, and was offset by the underperformance and transition of James Allen and Blue Nile as described previously. North America’s AUR increased 6.3% compared to the prior year, while the number of units decreased 6.3%.
International sales
The International reportable segment’s total sales increased 7.1%, or 5.3% at constant exchange rates, to $184.1 million compared to $171.9 million in the prior year. The number of units sold increased 1.8% and AUR increased 3.6% over prior year. Same store sales increased 5.8% compared to the prior year. The increase in total sales at constant exchange rates was slightly lower than the increase in same store sales due to store closures.
Gross margin
In the second quarter of Fiscal 2027, gross margin was $602.4 million, or 39.4% of sales, compared to $591.9 million, or 38.6% of sales, in the prior year quarter. For the 26 weeks ended August 1, 2026, gross margin was $1.16 billion, or 37.6% of sales, compared to $1.19 billion, or 38.7% of sales in the prior year comparable period. For the second quarter, gross margin increased in total dollars and as a percentage of sales, primarily reflecting the favorable tariff refunds of approximately $15 million and lower scrap due to stronger recoveries year over year from gold prices, slightly offset by margin pressure from gold prices. For the year to date period, gross margin decreased in total dollars and as a percentage of sales primarily reflecting merchandise margin decline due to increases in gold prices, accelerated melt particularly from trade-in and clearance product, and $31.3 million of charges for inventory write-downs related to the decommissioning of the James Allen and Rocksbox websites, partially offset by tariff refunds.
Selling, general and administrative expenses (“SG&A”)
In the second quarter of Fiscal 2027, SG&A was $493.6 million, or 32.3% of sales, compared to $505.3 million, or 32.9% of sales, in the prior year quarter. For the 26 weeks ended August 1, 2026, SG&A was $1.00 billion, or 32.6% of sales, compared to $1.03 billion, or 33.5% of sales, in the prior year comparable period. The decrease in SG&A for both the 13 and 26 weeks ended August 1, 2026 was driven by the previous year’s reorganization of the operating model, ongoing spend discipline and lower advertising primarily as a result of the transition of James Allen described above.
Asset impairments, net
For the 13 and 26 weeks ended August 1, 2026, the Company recorded non-cash, pre-tax impairment charges of $19.5 million and $21.0 million, respectively, compared to charges of $80.2 million and $83.4 million in the 13 and 26 weeks ended August 2, 2025, respectively. In the first half of Fiscal 2027, $19.0 million of the charges related to impairment of the Diamonds Direct indefinite-lived trade name and $2.0 million related to the impairment of long-lived assets. In the first half of Fiscal 2026, $69.6 million of the charges related to impairment of goodwill and indefinite-lived trade names primarily related to the Digital brands and $13.8 million related to the impairment of long-lived assets and cloud computing arrangements. See Note 11 and Note 16 for additional information.
Other operating expense, net
In the second quarter of Fiscal 2027, other operating expense was $1.8 million, compared to $3.6 million in the prior year quarter. In the first half of Fiscal 2027, other operating expense was $10.3 million, compared to $25.1 million in the prior year comparable period. The 13 and 26 weeks ended August 1, 2026 primarily included restructuring charges of $1.8 million and $9.3 million, respectively, related to the actions under the Company’s Grow Brand Love strategy. The 13 and 26 weeks ended August 2, 2025 primarily included restructuring charges of $2.8 million and $21.8 million, respectively. See Note 15 and Note 16 for additional information.

Operating income
For the second quarter of Fiscal 2027, operating income was $87.5 million, or 5.7% of sales, compared to $2.8 million, or 0.2% of sales, in the prior year quarter. In the first half of Fiscal 2027, operating income was $124.4 million, or 4.0% of sales, compared to $50.9 million, or 1.7% of sales, in the prior year comparable period. The increase in operating income for both the 13 and 26 weeks ended August 1, 2026 was primarily driven by lower asset impairment charges noted above.
North America operating income
In the second quarter, operating income in the North America reportable segment was $103.5 million, or 7.2% of segment sales, and includes $19.5 million of asset impairment charges primarily related to indefinite-lived intangible assets. In the prior year quarter, operating income in the North America reportable segment was $23.0 million, or 1.6% of segment sales, and included $80.2 million of asset impairment charges primarily related to goodwill and indefinite-lived intangible assets and $1.0 million of restructuring and related charges.
In the first half of Fiscal 2027, operating income in the North America reportable segment was $163.9 million, or 5.7% of segment sales, and includes $21.0 million of asset impairment charges primarily related to indefinite-lived intangible assets and $39.7 million of restructuring and related charges, including charges related to inventory disposition at James Allen and Rocksbox of $31.3 million. In the first half of Fiscal 2026, operating income in the North America reportable segment was $106.0 million, or 3.7% of segment sales, and included $83.4 million of asset impairment charges primarily related to goodwill and indefinite-lived intangible assets and $11.9 million of restructuring and related charges.
International operating income
In the second quarter, operating loss in the International reportable segment was $1.6 million, or (1.7)% of segment sales. In the prior year quarter, operating loss in the International reportable segment was $2.2 million, or (2.4)% of segment sales.
In the first half of Fiscal 2027, operating loss in the International reportable segment was $8.2 million, or (4.5)% of segment sales. In the first half of Fiscal 2026, operating loss in the International reportable segment was $9.2 million, or (5.4)% of segment sales.
Corporate and unallocated expenses
In the second quarter, corporate and unallocated expenses were $13.9 million, compared to $17.6 million in the prior year quarter. In the first half of Fiscal 2027, corporate and unallocated expenses were $27.4 million, compared to $41.6 million in the first half of Fiscal 2026. These decreases were driven primarily by lower restructuring and related charges in the current year quarter. Corporate and unallocated expenses included restructuring and related charges of $0.7 million in the 26 weeks ended weeks ended August 1, 2026, compared to $1.7 million and $9.8 million in 13 and 26 weeks ended August 2, 2025, respectively.
Interest income (expense), net
In the 13 and 26 weeks ended August 1, 2026, net interest income was $2.3 million and $5.9 million, respectively, compared to net interest expense of $0.1 million and net interest income of $0.7 million in the 13 and 26 weeks ended August 2, 2025. The increases in net interest income for the current year quarter and year to date period are the result of higher invested cash balances generating interest compared to the prior year comparable periods.
Other non-operating (expense) income, net
In the second quarter, other non-operating expense was $16.9 million compared to income of $2.4 million in the prior year comparable period. In the first half of Fiscal 2027, other non-operating expense was $16.6 million compared to $0.9 million in the prior year comparable period. Other non-operating expense in the 13 and 26 weeks ended August 1, 2026 consisted primarily of $19.2 million related to the impairment of the Company’s equity method investment in Sasmat and related loans receivable. See Note 15 for additional information.
Income taxes
In the second quarter of Fiscal 2027, income tax expense was $20.8 million, with an effective tax rate (“ETR”) of 28.5%, compared to income tax expense of $14.2 million, with an ETR of 278.4%, in the prior year comparable period. The ETR for the second quarter of Fiscal 2027 was higher than the Bermuda corporate income tax rate, primarily as a result of the unfavorable impact of foreign rate differences (primarily in the US).
The ETR for the second quarter of Fiscal 2026 was higher than the Bermuda corporate income tax rate primarily as a result of the unfavorable impact of foreign rate differences (primarily in the US) and unfavorable discrete tax items recognized, including non-deductible goodwill impairment charges of $53.6 million.
In the first half of Fiscal 2027, income tax expense was $29.9 million, with and ETR of 26.3%, compared to income tax expense of $26.3 million, with an ETR of 51.9%, in the prior year comparable period. The ETR for the 26 weeks ended August 1, 2026 was higher than the Bermuda corporate income tax rate, primarily as a result of the unfavorable impact of foreign rate differences (primarily in the US). The year to date ETR in the prior year comparable period was higher than the Bermuda corporate income tax rate, primarily as a result of the unfavorable impact of foreign rate differences (primarily in the US) and unfavorable discrete tax items recognized, including non-deductible goodwill impairment charges of $53.6 million and the tax shortfall for share-based compensation which vested during the year of $0.7 million.
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

(in millions)	August 1, 2026	January 31, 2026	August 2, 2025
Cash and cash equivalents	$526.8	$874.8	$281.4
Less: Long-term debt	—	—	—
Net cash	$526.8	$874.8	$281.4
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

	13 weeks ended		26 weeks ended
(in millions)	August 1, 2026	August 2, 2025	August 1, 2026	August 2, 2025
Net cash provided by (used in) operating activities	$71.2	$86.3	$(73.5)	$(89.0)
Capital expenditures	(40.4)	(24.0)	(64.9)	(60.6)
Free cash flow	$30.8	$62.3	$(138.4)	$(149.6)
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

	13 weeks ended		26 weeks ended
(in millions)	August 1, 2026	August 2, 2025	August 1, 2026	August 2, 2025
Net income (loss)	$52.1	$(9.1)	$83.8	$24.4
Income taxes	20.8	14.2	29.9	26.3
Interest (income) expense, net	(2.3)	0.1	(5.9)	(0.7)
Depreciation and amortization	35.1	37.0	69.8	74.0
Amortization of unfavorable contracts	—	(0.4)	—	(0.9)
EBITDA	$105.7	$41.8	$177.6	$123.1
Other non-operating expense (income), net (1)	16.9	(2.4)	16.6	0.9
Share-based compensation	10.0	6.7	17.5	13.7
Other accounting adjustments
Restructuring and related charges (2)	0.4	2.8	40.6	21.8
Asset impairments (3)	19.3	79.8	20.8	83.0
Adjusted EBITDA	$152.3	$128.7	$273.1	$242.5
(1)    Includes impairment of the Company’s equity method investment in Sasmat and related loans receivable. See Note 15 for additional information.
(2)    Fiscal 2027 and Fiscal 2026 restructuring and related charges were incurred primarily as a result of the Company’s Grow Brand Love strategy initiatives. Restructuring and related charges during the 13 and 26 weeks ended August 1, 2026 include a $1.4 million credit and charges of $31.3 million, respectively, related to the disposal of inventory in connection with the discontinuance of James Allen and Rocksbox as separately operated brands and the decommissioning of their respective websites. See Note 16 for additional information.
(3)    Fiscal 2027 asset impairment charges primarily relates to indefinite-lived intangible assets. Fiscal 2026 asset impairment charges primarily relates to goodwill and indefinite-lived assets. See Note 11 for additional information.
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

	13 weeks ended		26 weeks ended
(in millions)	August 1, 2026	August 2, 2025	August 1, 2026	August 2, 2025
Operating income	$87.5	$2.8	$124.4	$50.9
Restructuring and related charges (1)	0.4	2.8	40.6	21.8
Asset impairments (2)	19.3	79.8	20.8	83.0
Adjusted operating income	$107.2	$85.4	$185.8	$155.7

Operating margin	5.7%	0.2%	4.0%	1.7%
Adjusted operating margin	7.0%	5.6%	6.0%	5.1%
(1)    Fiscal 2027 and Fiscal 2026 restructuring and related charges were incurred primarily as a result of the Company’s Grow Brand Love strategy initiatives. Restructuring and related charges during the 13 and 26 weeks ended August 1, 2026 include a $1.4 million credit and charges of $31.3 million, respectively, related to the disposal of inventory in connection with the discontinuance of James Allen and Rocksbox as separately operated brands and the decommissioning of their respective websites. See Note 16 for additional information.
(2)    Fiscal 2027 asset impairment charges primarily relates to indefinite-lived intangible assets. Fiscal 2026 asset impairment charges primarily relates to goodwill and indefinite-lived assets. See Note 11 for additional information.
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

	13 weeks ended		26 weeks ended
	August 1, 2026	August 2, 2025	August 1, 2026	August 2, 2025
Diluted EPS	$1.33	$(0.22)	$2.11	$0.58
Restructuring and related charges (1)	0.01	0.07	1.02	0.52
Asset impairments (2)	0.49	1.94	0.52	1.97
Impairment of equity method investment and loans receivable (3)	0.49	—	0.48	—
Tax impact of items above	(0.13)	(0.18)	(0.39)	(0.30)
Adjusted diluted EPS	$2.19	$1.61	$3.74	$2.77
(1)    Fiscal 2027 and Fiscal 2026 restructuring and related charges were incurred primarily as a result of the Company’s Grow Brand Love strategy initiatives. See Note 16 for additional information.
(2)    Fiscal 2027 asset impairment charges primarily relates to indefinite-lived intangible assets. Fiscal 2026 asset impairment charges primarily relates to goodwill and indefinite-lived assets. See Note 11 for additional information.
(3)    Includes impairment of the Company’s equity method investment in Sasmat and related loans receivable. See Note 15 for additional information.
LIQUIDITY AND CAPITAL RESOURCES
Overview
The Company’s primary sources of liquidity are cash on hand, cash provided by operations and availability under its senior secured asset-based revolving credit facility (the “ABL”). As of August 1, 2026, the Company had $526.8 million of cash and cash equivalents and no outstanding borrowings on the ABL. The available borrowing capacity on the ABL was $1.1 billion as of August 1, 2026.
The Company maintains a disciplined approach to capital allocation, utilizing the following priorities: 1) invest in organic growth; 2) maintain a conservative balance sheet; and 3) return capital to shareholders through share repurchases and dividends.
Invest in organic growth
The strategic imperatives of the Company’s Grow Brand Love strategy have been designed to drive sustainable growth by building on a strong core foundation to create shareholder value and coveted brands. In order to achieve these goals, the Company has reorganized strategic areas of our business such as marketing and sourcing to streamline operations, increase efficiencies, improve accountability and reduce costs. This reorganization has begun to enable our go-to-market strategies and contribute towards our efforts to strengthen our brand portfolio, as well as builds a strong foundation as we continue year two of Grow Brand Love to take actions to improve the customer experience and further transform our approach to marketing. We are also continuing to optimize our real estate footprint to support the positioning of our brands and modernizing our stores through capital improvements. These real estate initiatives will include the closure of underperforming stores, repositioning stores out of declining venues, renovation of stores and an increased focus on transference from closed locations to capitalize on brand equity across the portfolio. The Company invested $153.5 million for capital expenditures in Fiscal 2026 and has planned for capital expenditures of up to $180 million in Fiscal 2027, reflecting primarily investments in new stores and renovations as described above, as well as additional digital and technology advancements.
Maintain conservative balance sheet
The Company had no outstanding debt as of August 1, 2026 or August 2, 2025. The Company has the $1.2 billion ABL, expiring in August 2029, with the option to increase the size of the ABL by up to an additional $600 million. There were no borrowings under the ABL during the 26 weeks ended August 1, 2026 and August 2, 2025. Available borrowing capacity under the ABL was $1.1 billion as of August 1, 2026.
As described in Note 3, in September 2026, the Company entered into an amended and restated Program Agreement with Bread to extend the outsourcing partnership of its private label credit card program through December 31, 2035. The Company’s outsourcing arrangements remain a strategic priority as it allows us to keep consumer credit risk off of the Company’s balance sheet, as well as provides for enhanced economics in the form a of profit share which allows the Company to further capitalize on the value of its portfolio.
Cash and cash equivalents at August 1, 2026 were $526.8 million compared to $281.4 million as of August 2, 2025. The increase year over year was primarily driven by cash flow from operations, resulting from stronger performance and working capital efficiency during the past year. Signet holds cash and cash equivalents at a number of large, highly-rated financial institutions. The amount held at each financial institution takes into account the credit rating and size of the financial institution and is held for short-term durations.
The Company uses leverage ratios to assess the effectiveness of its capital allocation strategy. The Company maintained a 1.1x adjusted leverage ratio through the end of Fiscal 2026 (see non-GAAP measures as defined in Item 7 of the Signet’s Fiscal 2026 Annual Report on Form 10-K).

Returning capital to shareholders
The Company remains committed to its goal of returning capital to shareholders, which includes being a dividend growth company. For the fifth year in a row Signet has increased its quarterly common dividend, from $0.32 per share in Fiscal 2026 to $0.35 per share beginning in Fiscal 2027. The Company also remains focused on common share repurchases under its 2017 Share Repurchase Program. During the second quarter of Fiscal 2027, the Company completed an accelerated share repurchase agreement in which the Company paid a third-party financial institution $50 million to repurchase the Company’s common shares. Upon settlement, the Company received final deliveries totaling approximately 590,000 common shares. The Company has repurchased $169.9 million of common shares to date in Fiscal 2027, with $348.0 million of shares authorized for repurchase remaining as of August 1, 2026. In addition, subsequent to quarter end, the Board approved a further increase to the multi-year authorization under the 2017 Program bringing the total remaining authorization to approximately $700 million effective September 9, 2026.
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
As of August 1, 2026, January 31, 2026 and August 2, 2025, the Company was in compliance with all debt covenants.
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
Summary cash flow
The following table provides a summary of Signet’s cash flow activity for Fiscal 2027 and Fiscal 2026:

	26 weeks ended
(in millions)	August 1, 2026	August 2, 2025
Net cash used in operating activities	$(73.5)	$(89.0)
Net cash used in investing activities	(66.1)	(60.7)
Net cash used in financing activities	(203.9)	(182.6)
Decrease in cash and cash equivalents	$(343.5)	$(332.3)

Cash and cash equivalents at beginning of period	$874.8	$604.0
Decrease in cash and cash equivalents	(343.5)	(332.3)
Effect of exchange rate changes on cash and cash equivalents	(4.5)	9.7
Cash and cash equivalents at end of period	$526.8	$281.4
Operating activities
Net cash used in operating activities was $73.5 million during the 26 weeks ended August 1, 2026 compared to $89.0 million in the prior year comparable period. The change in operating cash flows compared to prior year was primarily driven by better working capital efficiency in the current year partially offset by higher payments for income taxes and incentive compensation. The significant movements in operating cash flows are further described below:
•Net income was $83.8 million compared to net income of $24.4 million in the prior year period, an increase of $59.4 million. The increase was driven by lower asset impairment charges, lower SG&A, and lower cash restructuring charges compared to prior year. In Fiscal 2027 to date, the Company has also received approximately $20 million in refunds from tariffs previously paid.

•The change in current income taxes was a use of $68.9 million in the current period compared to a use of $21.9 million in the prior year. The current year use was primarily the result of net income tax payments of $90.5 million, compared to net income tax payments of $46.2 million in the prior year period.
•Cash used by inventory was $11.0 million, compared to a use of $35.9 million in the prior year, reflecting seasonal replenishment of inventories following the fourth quarter of the preceding fiscal years, and showed improvement year over year due to lower inventory levels, despite increases in gold prices and tariffs.
•Cash used by accounts payable was $169.3 million compared to a use of $248.5 million in the prior year period. Accounts payable is historically a use of cash in the first quarter, as the Company pays down invoices due from prior Holiday Season and Valentine’s Day merchandise purchases. The lower use in the current year is due to timing of purchases and payments compared to the prior year. Additionally, during the first half of Fiscal 2026, the Company used more cash to pull ahead inventory purchases in advance of tariff enactments.
•Cash used by accrued expenses and other liabilities was $50.7 million, compared to a source of $10.1 million in the prior year period. The difference compared to the prior year comparable period is primarily due to payments for incentive compensation during Fiscal 2027.
Investing activities
Net cash used in investing activities for the 26 weeks ended August 1, 2026 was $66.1 million compared to a use of $60.7 million in the prior year period. Cash used in Fiscal 2027 was primarily related to capital expenditures of $64.9 million, compared to $60.6 million in Fiscal 2026. Capital expenditures are associated with new stores, remodels of existing stores, and capital investments in digital and information technology. Signet has planned Fiscal 2027 capital expenditures of up to $180 million.
Stores opened and closed in the 26 weeks ended August 1, 2026:

	January 31, 2026	Openings	Closures	August 1, 2026
North America segment (1)	2,329	3	(50)	2,282
International segment (1)	253	2	(3)	252
Signet	2,582	5	(53)	2,534
(1)    The net change in selling square footage for Fiscal 2027 for the North America and International segments was (1.1%) and (0.8%), respectively.
Financing activities
Net cash used in financing activities for the 26 weeks ended August 1, 2026 was $203.9 million, consisting of the repurchase of $169.9 million of common shares, common share dividends paid of $26.8 million and payments for withholding taxes related to the settlement of the Company’s share-based compensation awards of $7.2 million.
Net cash used in financing activities for the 26 weeks ended August 2, 2025 was $182.6 million, primarily consisting of the repurchase of $149.7 million of common shares, common share dividends paid of $25.8 million and payments for withholding taxes related to the settlement of the Company’s share-based compensation awards of $7.1 million.
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
While there have been no material changes to the critical accounting policies and estimates disclosed in Signet’s Annual Report on Form 10-K for the fiscal year ended January 31, 2026 filed with the SEC on March 19, 2026, the Company continues to monitor the risk of impairment related to the Diamonds Direct reporting unit as well as the Diamonds Direct, Piercing Pagoda and Blue Nile trade names. As part of our annual assessment during the second quarter of Fiscal 2027, the Company performed quantitative assessments for the Diamonds Direct reporting unit and trade name, as well as the Piercing Pagoda trade name. A quantitative assessment was most recently performed for the Blue Nile trade name during the second quarter Fiscal 2026. Based on the most recent quantitative assessments for each respective indefinite-lived intangible asset, the fair value of the Diamonds Direct reporting unit and the Piercing Pagoda and Blue Nile trade names exceeded their carrying values by approximately 19%, 4% and 16%, respectively, while the Diamonds Direct trade name was reduced to its estimated fair value. The carrying values of the Diamonds Direct goodwill and the Piercing Pagoda and Blue Nile trade names were $251.2 million, $33.8 million and $19 million, respectively, as of August 1, 2026.
During the second quarter of Fiscal 2027, the carrying value of the Diamonds Direct trade name was reduced to its estimated fair value of $85 million, which resulted in the recognition of an impairment charge of approximately $19 million. The impairment charge was driven primarily by reevaluated sales growth projections which negatively affected the fair value estimates compared to previous valuations.
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
Signet’s market risk profile as of August 1, 2026 has not materially changed since January 31, 2026. The market risk profile as of January 31, 2026 is disclosed in Signet’s Annual Report on Form 10-K, filed with the SEC on March 19, 2026.
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

Management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures in accordance with Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on such evaluation, the principal executive officer and principal financial officer have concluded that such disclosure controls and procedures were effective as of August 1, 2026.
Changes in internal control over financial reporting
There were no changes to the Company’s internal control over financial reporting during the second quarter of Fiscal 2027 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Repurchases of equity securities
The following table contains the Company’s repurchases of common shares in the second quarter of Fiscal 2027:

Period	Total number of shares purchased	Average price paid per share (1)	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
May 3, 2026 to May 30, 2026 (2)	334,107	$81.19	334,107	$408,120,704
May 31, 2026 to June 27, 2026 (2)	515,776	$83.49	515,776	$365,058,231
June 28, 2026 to August 1, 2026 (2)	181,220	$93.89	181,220	$348,043,797
Total	1,031,103	$84.57	1,031,103	$348,043,797
(1)    The average price paid per share excludes commissions paid of $7,092 in connection with the repurchases made under the 2017 Share Repurchase Program.
(2)    Includes shares repurchased under two 10b5-1 Trading Plans adopted by the Company under the 2017 Share Repurchase Program entered into for the periods between April 27, 2026 through June 1, 2026 and July 22, 2026 through September 9, 2026, respectively, to repurchase up to $37.5 million and $80.5 million, respectively, of common shares under each 10b5-1 Plan pursuant to a trading grid at prices ranging from $55 - $120 per share.
ITEM 5. OTHER INFORMATION
Rule 10b5-1 Trading Arrangements
During the second quarter of Fiscal 2027, no director or officer of the Company, as defined in Rule 16-1(f), adopted, modified, or terminated a Rule 10b5-1 Trading Arrangement or Non-Rule 10b5-1 Trading Arrangement (as each term is defined in Item 408(a) of Regulation S-K).

ITEM 6. EXHIBITS
The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Number	Description of Exhibits

10.1*#	Second Amended and Restated Credit Card Program Agreement by and between Sterling Jewelers, Inc., Zale Delaware, Inc., Comenity Bank and Comenity Capital Bank, dated September 4, 2026.

31.1*	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished herewith.
#	Certain portions of this exhibit have been redacted pursuant to Item 601(b)(10)(iv) of Regulation S-K.

SIGNATURES
Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Signet Jewelers Limited

Date:	September 9, 2026	By:	/s/ Joan M. Hilson
		Name:	Joan M. Hilson
		Title:	Chief Operating and Financial Officer (Principal Financial Officer)